Form 10-Q
period 2021-12-31
LSEB Creative Corp.
filed 2022-02-22
CIK 1888740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-260873

LSEB CREATIVE CORP.
(Exact name of registrant as specified in its Charter)

wyoming	83-4415385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 N. Gould St. #4000
Sheridan, WY 82801
(Address of Principal Executive Offices)(Zip Code)

800-701-8561
(Registrants telephone number, including area code)

N/A
(Former name, or former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of February 18, 2022, there were 12,019,000  shares of the issuer’s common stock issued and outstanding.

LSEB CREATIVE CORP.

FORM 10-Q

December 31, 2021

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

LSEB CREATIVE CORP.

UNAUDITED FINANCIAL STATEMENTS

QUARTER ENDED DECEMBER 31, 2021

CONTENTS

PAGE-1	BALANCE SHEETS AS AT DECEMBER 31, 2021 (UNAUDITED) AND AS AT MARCH 31, 2021 (AUDITED)

PAGE-2	STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020 (UNAUDITED)

PAGE-3	STATEMENT OF STOCKHOLDERS DEFICIENCY AS AT DECEMBER 31, 2021 (UNAUDITED)

PAGE-4	STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020 (UNAUDITED)

PAGE-5-11	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

LSEB Creative Corp.
BALANCE SHEET
(Expressed in US dollars)

	December 31,	March 31,
	2021	2021
	$	$
ASSETS
Current assets
Cash	105,767	14,494
Trust Account	—	60,000
Prepayments and Other Receivables [Note 6]	14,181	15,000
Total current assets	119,948	89,494

Non-current assets
Equipment, net [Note 7]	1,486	1,877
Total assets	121,434	91,371

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	8,648	1,590
Accrued liabilities	—	10,000
Advances from a related party [Note 8]	3,870	24,318
Total current liabilities	12,518	35,908

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, Nil preferred shares outstanding at December 31, 2021 (March 31, 2021: Nil),	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 12,019,000 common shares outstanding as at December 31, 2021 (March 31, 2021 : 10,673,000) [Note 9]	1,202	1,067
Additional paid-in capital [Note 9]	293,048	158,583
Accumulated deficit	(185,334)	(104,187)
Total stockholders’ deficiency	108,916	55,463
Total liabilities and stockholders’ deficiency	121,434	91,371

See accompanying notes

Going concern (Note 3)
Related party transactions and balances (Note 8)
Contingencies and Commitments (Note 11)
Subsequent events (Note 12)

Page | 1

LSEB Creative Corp.
STATEMENT OF OPERATIONS
(Expressed in US dollars)

	For the	For the	For the	For the
	Quarter ended	Quarter ended	nine ended	nine ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	$	$	$	$
EXPENSES
Advertising & promotion	1,003	5,250	2,590	5,454
General & Administrative Expenses	522	310	1,412	1,476
Consulting Expenses	15,100	—	30,100	2,598
Legal & Professional Fee	6,520	—	37,953	177
Office and general	2,262	1,249	6,069	2,976
Depreciation [Note 6]	120	164	391	536
Total operating expenses	25,527	6,973	78,515	13,217
Net income/ (loss) from operations	(25,527)	(6,973)	(78,515)	(13,217)
Exchange Gain/(Loss)	(67)	922	(2,632)	1,029
Net income/(loss) from operations before income taxes	(25,594)	(6,051)	(81,147)	(12,188)
Income taxes	—	—	—	—
Net income/(loss) for the year	(25,594)	(6,051)	(81,147)	(12,188)

Loss per share, basic and diluted	(0.0022)	(0.0006)	(0.0071)	(0.0013)

Weighted average number of common shares outstanding	11,401,849	9,585,167	11,401,849	9,585,167

See accompanying notes

Page | 2

LSEB Creative Corp.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Expressed in US dollars)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	deficiency
		$	$	$	$
March 31, 2021	10,673,000	1,067	158,583	(104,187)	55,463
Stock based Compensation	—	—	—	—	—
Proceeds from shares issued	—	—	—	—	—
Net loss	—	—	—	(29,774)	(29,774)
June 30, 2021	10,673,000	1,067	158,583	(133,961)	25,689
Stock based Compensation	150,000	15	14,985	—	15,000
Proceeds from shares issued	920,000	92	91,908	—	92,000
Net loss	—	—	—	(25,779)	(25,779)
September 30, 2021	11,743,000	1,174	265,476	(159,740)	106,910
Stock based Compensation	151,000	15	15,085	—	15,100
Proceeds from shares issued	125,000	13	12,487	—	12,500
Net loss	—	—	—	(25,594)	(25,594)
December 31, 2021	12,019,000	1,202	293,048	(185,334)	108,916

March 31, 2020	9,545,000	955	45,896	(58,546)	(11,695)
Stock based Compensation	8,000	1	799	—	800
Proceeds from shares issued	59,000	6	5,894	—	5,900
Net loss	—	—	—	(3,673)	(3,673)
June 30, 2020	9,612,000	962	52,589	(62,219)	(8,668)
Stock based Compensation	—	—	—	—	—
Proceeds from shares issued	30,000	2	2,997	—	2,999
Net loss	—	—	—	(2,464)	(2,464)
September 30, 2020	9,642,000	964	55,586	(64,683)	(8,133)
Proceeds from shares issued	240,000	24	23,976	—	24,000
Net loss	—	—	—	(6,051)	(6,051)
December 31, 2020	9,882,000	988	79,562	(70,734)	9,816

See accompanying notes

Page | 3

LSEB Creative Corp.
STATEMENT OF CASH FLOWS
(Expressed in US dollars)

	For the	For the
	nine months ended	nine months ended
	December 31, 2021	December 31, 2020
	$	$
OPERATING ACTIVITIES
Net loss for the year	(81,147)	(12,188)
Items not affecting cash
Depreciation	391	536
Stock based compensation	30,100	800
Change in trust account	60,000	—
Change in prepaid and sundry	819	—
Change in accrued liability	(10,000)	—
Change in accounts payable	7,058	(705)
Net cash used in operating activities	7,221	(11,557)

INVESTING ACTIVITIES
Acquisition of equipment	—	(353)
Net cash used in investing activities	—	(353)

FINANCING ACTIVITIES
Proceeds from Related Parties advances	2,794	3,225
Repayments of Related Parties advances	(23,242)	(8,846)
Proceeds from Issuance of Shares	104,500	32,899
Net cash provided by/(used in) financing activities	84,052	27,278

Net increase in cash during the year	91,273	15,368
Cash, beginning of year	14,494	5,361
Cash, end of year	105,767	20,729

See accompanying notes

Page | 4

LSEB Creative Corp.

Notes to Financial Statements

For the Quarter Ending December 31, 2021

1.	NATURE OF OPERATIONS

LSEB Creative Corp. was incorporated as “Profit Corporation” on April 3rd, 2019 under Wyoming State regulations with registered office at 1920 Thomes Ave Ste 610, Cheyenne, WY.

LSEB Creative Corp. is a specialty retailer that offers men and women elevated swimwear designs, constructed with the highest quality materials and techniques. Our product concept focuses on coordinating items within the men’s and women’s sub-categories, which allows customers the ability to coordinate with their partner. It’s this concept, along with our noteworthy fabrics, construction techniques, and “ready-to-wear” inspired designs that will allow LSEB to capture a new space within the market.

Its aim is to become a leading retailer in the global luxury fashion industry. The corporation is currently involved in concept, design, manufacturing, and distribution of its products with emphasis on its swim wear category.

The Company operates under the web-site address lsebcreative.com and its e-commerce platform laurenbentleyswim.com which is complete however due to Covid, the Company is waiting for the appropriate time to launch and make the site live.

2.	BASIS OF PRESENTATION, MEASUREMENT AND NO CONSOLIDATION

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States dollars (“USD”).

3.	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue on a going concern basis. As disclosed in the balance sheet, the Company has accumulated losses at reporting period. The ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. The Company is actively seeking financing to fully execute the next phase of the Company’s growth initiatives. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital. The Company believes it can satisfy minimum cash requirements for the next twelve months with either an equity financing, convertible debenture or if needed, loans from shareholders.

There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these financial statements. The company has experienced recurring losses that raise substantial doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

4.	INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on S1 for the fiscal year ended March 31, 2021. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

Page | 5

LSEB Creative Corp.

Notes to Financial Statements

For the Quarter Ending December 31, 2021

4.	INTERIM FINANCIAL STATEMENTS (Continued…)

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

As of December 31, 2021, the Company had a cash balance of $105,767 (March 31, 2021: $14,494). Cash includes cash on hand and balances with banks.

Trust Account

As of December 31, 2021, no amount was held in a lawyer’s trust account. (March 31, 2021: $60,000)

Advertising & Promotions

Advertising costs are recognized as expense in Statement of operations for the period when incurred. For the quarter ending December 31, 2021, company recognized $1,003 (December 31, 2020: $5,250), and for the nine month period ending December 31, 2021 the Company recognized $2,590 (December 31, 2020: $5,454).

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include deferred income tax assets and related valuation allowance, valuation of convertible notes, warrants and accruals. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Loss Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at each period end.

Foreign Currency Translation

The functional currency of the Company is United Stated dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. All exchange gains or losses arising from translation of these foreign currency transactions are included in Statement of operations. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Page | 6

LSEB Creative Corp.

Notes to Financial Statements

For the Quarter Ending December 31, 2021

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued.)

Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

●	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash and accounts payable. The Company’s cash, which is carried at fair value, is classified as a Level 1 financial instrument. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

Stock Based Compensation

The Company accounts for share-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The Company provides for federal and provincial income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Page | 7

LSEB Creative Corp.

Notes to Financial Statements

For the Quarter Ending December 31, 2021

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued.)

Revenue Recognition

The Company recognizes revenue in accordance with ASC-606 by,

●	identifying the contract(s) with a customer,

●	identifying the performance obligations in the contract,

●	determining the transaction price,

●	allocating the transaction price to the performance obligations in the contract and

●	recognizing revenue when the performance obligation is satisfied.

Accordingly, the Company recognizes revenue when performance obligations under the terms of the contracts are satisfied. Our performance obligations primarily consist of delivering products to our customers. Control is transferred upon providing the products to customers upon shipment of our products to the consumers from our ecommerce sites. Once control is transferred to the customer, we have completed our performance obligation.

Equipment

Equipment is stated at cost less accumulated depreciation and depreciated over their estimated useful lives at the following rate and method.

Furniture and fixtures	20% per annum - declining balance method
Computer	30% per annum - declining balance method

Routine repairs and maintenance are expensed as incurred. Improvements, that are betterments, are capitalized at cost. The Company recognizes full quarter’s depreciation in the quarter when the asset is acquired.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company beginning May 1, 2021. The Company has reviewed the provisions of this new pronouncement and the adoption of this guidance is not expected to have an impact on financial position or results of operations.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company has identified loans and other financial instruments that are directly or indirectly influenced by LIBOR and does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

Page | 8

LSEB Creative Corp.

Notes to Financial Statements

For the Quarter Ending December 31, 2021

6.	PREPAYMENTS AND OTHER RECEIVABLES

The prepayment amount includes $9,448 (31 December 2020: nil) paid to one of the directors for business expenses.

7.	EQUIPMENT

	December 31, 2021	March 31, 2021
Cost
Opening	2,744	2,391
Addition		353
Disposal	-	-
Closing	2,744	2,744
Acc Dep
Opening	1,138	179
Depreciation	120	688
Disposal	-	-
Closing	1,258	867
Net Book Value	1,486	1,877

8.	ADVANCES TO A RELATED PARTY & RELATED PARTY TRANSACTIONS

These advances are from a shareholder of the Company. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

Advances from related party

	December 31,	March 31,
	2021	2021
	$	$
Jordan Starkman	-	11,220
Lauren Bentley	3,870	13,098
TOTAL	3,870	24,318

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions for the quarter ending 31 December 2021 were $930 (31 December 2020: $525)

Page | 9

LSEB Creative Corp.

Notes to Financial Statements

For the Quarter Ending December 31, 2021

9.	STOCKHOLDERS’ DEFICIENCY

Authorized stock

Preferred stock

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001.

Common stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001.

Issued stock

Preferred stock

As at December 31, 2021, the company has not issued any preferred stock.

Common stock

As at December 31, 2021, the company has 12,019,000 shares of common stock issued and outstanding.

On April 17, 2020 and April 30, 2020, the Company issued 5,000 and 3,000 common shares for consulting services at $0.10 per share. The Company recognized the total amount of $800 as Consulting expense in Statement of Operations.

On March 25, 2021, the Company issued 150,000 shares for legal services in relation to the Company’s S1 filing rendered at $.10 per share. The Company recognized the total amount of $15,000 as Legal & Professional Fee in Statement of Operations.

During the year ending March 31, 2021, the Company completed non-brokered private placements of 970,000 shares of common stock at $.10 per share for proceeds of $97,000.

On July 23, 2021, the Company issued 750,000 shares of common stock at $0.10 per share for the cash payment of $75,000.

On July 29, 2021, the Company issued 150,000 shares of common stock at $0.10 per share for the cash payment of $15,000.

On August 1, 2021, the Company issued 150,000 shares of common stock at $0.10 per share for consulting services.

On August 4, 2021, the Company issued 20,000 shares of common stock at $0.10 per share for the cash payment of $2,000.

During quarter ending December 31, 2021, the Company completed non-brokered private placements of 125,000 shares of common stock at $.10 per share for proceeds of $12,500.

On December 1, 2021, the Company issued 151,000 common shares for consulting services at $0.10 per share. The Company recognized the total amount of $15,100 as Consulting expense in Statement of Operations.

Page | 10

LSEB Creative Corp.

Notes to Financial Statements

For the Quarter Ending December 31, 2021

10.	COVID-19 AND MARKET UPDATE

As a result of the COVID-19 pandemic, we experienced some disruptions throughout calendar years 2020 and 2021, which delayed our strategic business timelines to establish and launch our brand however fortunately there was no material financial impact as the focus even prior to COVID was to have an effective and efficient E-commerce website through which we reach target customers.

Management still continues to monitor the short- and long-term impacts of the pandemic. We continue to be cautiously optimistic about the markets in which we operate and the customers we serve; however, should there be a slowdown in economic activity due to an increase in more contagious variants of the virus or surges in the number of cases, it is possible that projects could be delayed or canceled or that we could experience further realignment of timelines for launch of the brand.

The extent to which our business and results of operations are impacted in future periods will also depend upon a number of other factors. These include the duration and extent of the pandemic; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to quarantine; the extent, duration, and effective execution of ongoing government stabilization and recovery efforts; the efficacy and adoption of vaccines or other preventative treatments; our customers’ demand for our services; our ability to continue to safely and effectively operate in this environment; and the ability of our customers to pay us for services rendered. The impact of the COVID-19 pandemic on our vendors and the materials utilized in our operations continues to evolve and may have an adverse impact on our operations in future periods. Any of these events could have a material adverse effect on our business, financial condition, and/or results of operations. Furthermore, we are required to frequently travel to Europe to visit our manufacturer and suppliers, and the travel restrictions due to COVID-19 has delayed our sourcing and production.

11.	CONTINGENCIES AND COMMITMENTS

The Company has entered into a number of Consulting Agreements and pursuant to the Agreements the Company may be required to pay a 2%-3% finder’s fee associated with any new financings as of March 31, 2021 and 2020, and for the nine month period ending December 31, 2021. The Company has not paid a finder’s fee related to the capital raised as of December 31, 2021.

The Company has no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

12.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to February 18, 2022, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to report.

Page | 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.   Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements and summary of selected financial data for LSEB Creative Corp. Such discussion represents only the best present assessment from our Management.

Overview

LSEB Creative Corp. (the “Company”), was incorporated in the State of Wyoming on April 3, 2019, is a specialty retailer that offers men and women elevated swimwear designs, constructed with the highest quality materials and techniques. Our product concept focuses on coordinating items within the men’s and women’s sub-categories, which allows customers the ability to coordinate with their partner. It’s this concept, along with our noteworthy fabrics, construction techniques, and “ready-to-wear” inspired designs that will allow LSEB to capture a new space within the market. With the notable growth currently seen in the swimwear industry, our affluent, contemporary target market is in search of assortment and impressive concepts. Our strategy is to exploit these existing opportunities in the luxury swimwear market through the development and growth of our existing web site www.laurenbentleyswim.com, and wholesaler partnerships on a global scale. We believe e-commerce will allow our target market convenient and easy access to our products while effectively building brand awareness and entry into new markets.  We are committed to building a highly recognized brand, offering captivating customer experiences that drive long-term loyalty. We have a mission to design products that offer superior fit, performance, and comfort while incorporating both function and fashionabilty.

We are confident in our ability to operate cost efficiently and compete in a highly saturated market by addressing the observed opportunity. LSEB will capture a new space within the market, which is in need of innovation and quality options. Majority of existing swimwear brands have similar strategies, providing consumers with trend-driven styles and fair quality at a mid-high tier price bracket, representing a similar structure to fast fashion. Focusing on luxury swimwear items for both men and women, LSEB’s collection will embody it’s affluent, contemporary target market entirely. The individual men’s and women’s sub-collections will be coordinating, as the partnered portion of our target market values looking well put-together as a couple, as well as individually. The physical presence of our collection has the following defining attributes; fine details and finishings, alluring silhouettes, coordinating pieces between the men’s and women’s sub-collections.

LSEB’s designs are highly influenced by ready-to-wear fashions. Our intention is that individually, the pieces developed are versatile enough that they can be used for not only their intended purpose; swimming and lounging, but potentially incorporated into the customer’s daily wardrobe as well. Similar to ready-to-wear, LSEB’s designs will be comprised of the highest quality fabrics, hardware and embellishments. Newest technologies in fabrics and manufacturing will be involved in design and production stages. This may include technologies such as quick drying finishes or shapewear fabric. From goods to packaging and labeling, the brand identity has been absolutely thought through and is evident across all areas.

Our goal is to become a single source of innovative luxury swimwear for our target market’s needs.  The Company has recognized the sales and profit potential of luxury swimwear for men and women, as consumers are willing to invest in swimwear goods and seek new brands and product assortment.  We strive to offer consumers the highest quality products with a new fashion-forward, innovative outlook to swim fashion.

LSEB is dedicated to being a dominant provider of luxury swimwear globally, and known for:

●	Highest quality products and services

●	Accurate, efficient and quality customer service

●	Honesty, integrity and continually adding value to its customers, partners and associates.

From inception to December 31, 2021 we have incurred an accumulated deficit of $185,334.  The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

The Company is actively seeking financing for its current business operation.  The Company is optimistic that the financing will be secured and the going concern risk will be removed.   Any capital raised will be through a private placement and will result in the issuance of shares of common stock from the Company’s authorized capital

Plan of Operation

We were incorporated on April 3, 2019 in Wyoming. Our business office is located at 30 N. Gould St. #4000, Sheridan, WY 82801.  Our telephone number is 1-800-701-8561. We were founded by Lauren Bentley, who serves as our President and Director, and Jordan Starkman who serves as the Company’s CFO and director.

LSEB Creative Corp. is a specialty retailer that offers men and women elevated swimwear designs, constructed with the highest quality materials and techniques. With the recent substantial growth seen in the swimwear industry, our affluent, contemporary target market is in search of assortment and impressive concepts. By offering a new concept to swimwear; gender-coordinating collections that allow the wearer to look and feel powerful, partnered or individually, we will capture this new, sought-after space within the market. Our priority is to design products that offer superior fit, performance, and comfort while incorporating both function and fashionability. Our strategy is to capitalize on these existing opportunities in the luxury swimwear market through the development and growth of our web site www.laurenbentleyswim.com, and wholesaler partnerships on a global scale. We believe eCommerce will allow our target market convenient and easy access to our products while effectively building brand awareness and entry into new markets.  We are committed to building a highly recognized brand, offering captivating customer experiences that drive long-term loyalty. By focusing on these key areas and tactics, we will successfully align ourselves with our target market and profit accordingly.

Strategy

The Company’s business strategy is designed to drive sales growth, maximize gross margin dollars and operating cash flow, capitalize on cost reduction opportunities and build customer loyalty, thereby strengthening the Company’s position as a leading swimwear provider.  The company will rely on the efficiency of our supply and distribution chain for the successful implementation of its business strategy. Key elements of this strategy include:

Diverse Product Selection

Our product assortment will be narrow and curated, showcasing various styles and patterns that will be well received and understood by our customers. While establishing ourselves within the luxury sector, our products will follow a competitive pricing strategy.

Strong Customer Service

Customer satisfaction is of upmost importance to us, which is why we provide a range of services to educate and tailor support to each customer, both directly and through third parties.  These services will be provided online as well as through our 1-800-701-8561. Additionally, we acknowledge the importance of customer feedback and intend on adopting it when improvements are needed.

Strengthening LSEB’s Leadership Position in the Swimwear Industry

Favorable industry trends, such as those described in General, provide the Company with continued opportunities to capitalize on its strengths in providing high quality swimwear and building trust with its customers, while simultaneously educating the customer. The Company intends to strengthen its leadership position in this high-growth category by improving operations, enhancing the quality of swimwear products provided to its customers, and cultivating a welcoming, professional work environment, which we believe ultimately attracts superior staff. These initiatives will best position the Company to maximize profits and customer retention. The Company also intends to build market share in the swimwear category by offering consistently innovative and quality products that ensure customer satisfaction, maintaining open communication with customers, and offering the added convenience of an efficient distribution strategy.

Driving Sales and Profitability

By focusing on the constant development and improvement of our product offering, sales platforms, marketing and overall business strategy, the Company will achieve highest profitability. The following tactics will ensure leverage in the industry;

●	Early adoption of developments in fabric and production technologies or trend

●	Expansion of product categories

●	Consistent, innovative marketing campaigns

●	Adopting latest technologies as they pertain to marketing and eCommerce

Enhancing Operating Efficiencies to Maintain Strong Competitive Position

LSEB’s operating margin will grow steadily through the successful implementation of centralized distribution and other key activities, and a focus on maximizing gross margin dollars. The Company plans to realize additional operating efficiencies both at the corporate level and within its e-commerce site, which will give the Company the flexibility to offer increased value to its customers and strengthen its competitive position in the industry. In keeping with our commitment to being a low cost operator, the Company believes it can further leverage its buying power to realize additional efficiencies in areas such as supply chain, and capital expenditures.

Increase our Brand Awareness

We will continue to increase brand awareness and customer loyalty through our consistent marketing efforts and planned web and mobile advertising expansion. Our campaign-focused marketing programs are designed to reinforce the premium image of our brand and our connection with consumers.

Introduce New Product Technologies

We will continue to focus on developing and offering products that incorporate technology-enhanced fabrics and style features that differentiate us in the market and broaden our customer base. We believe that incorporating new technologies, providing advanced features and using differentiated manufacturing techniques will reinforce the authenticity and appeal of our products, ultimately driving sales growth.

Broaden the Appeal of our Products

We will selectively seek opportunities to expand the appeal of our swimwear line and improve productivity to increase our overall market share. This includes our post launch plans to expand our product offering in categories such as beachwear and men’s daywear.

Product

Our product design and development efforts are led by Lauren Bentley and include a team of designers based in the US and abroad who are dedicated to premium quality.  Our design and development team identifies trends based on market intelligence and research, proactively seeks the input of our target market and broadly seeks inspiration consistent with our goals of fit, style and function superiority. As we strive provide our customers with intricately designed and skillfully constructed garments, our team works closely with our suppliers to ensure specifications are reached. We will partner with independent inspection, verification, and testing companies, who conduct a variety of tests on our fabrics, testing performance characteristics including retention, abrasion resistance, colorfastness, and sun damage.  We offer premium swimwear that is optimized for fit, comfort, functionality and style. By combining functionality with elevated design, our brand not only has strong consumer appeal, but also attracts a growing core of consumers that desire swimwear suited to their lifestyles. We believe our superior quality and technically advanced products allow us to maintain premium price points and encourage repeat purchases among our customers.

Design and Styling

Focusing on luxury swimwear items for both men and women, LSEB’s collection will embody it’s affluent, contemporary target market entirely. The individual men’s and women’s sub-collections will be coordinating, as the partnered portion of our target market values looking well put-together as a couple. The physical presence of our collection has the following defining attributes; fine details and finishings, alluring silhouettes, coordinating pieces, and a runway-ready look. The designs are highly influenced by ready-to-wear fashions Our intention is that individually, our designs are versatile enough that they can exceed their intended purpose - swimming and lounging, making appearances in the customer’s daily wardrobe. To ensure the highest quality in fabrics, hardware and embellishments, LSEB will put emphasis on the sourcing process for all items individually. Newest technologies in fabrics and manufacturing will be utilized in design and production stages, and may include technologies such as, quick drying finishes or shapewear fabric. From goods to packaging and labeling, the brand identity has been absolutely thought through and is evident across all areas.

Adjustability, Fit, and Sizing

We believe the authenticity of our products is driven by a number of factors. These factors include our inspired design process, our use of technical materials, our sophisticated manufacturing methods and our innovative product features

LSEB is wholly committed to developing garments that enhance the customer’s body, evoking feelings of empowerment and boldness. Technologically advanced fabrics, techniques, and adjustable features, will collectively result in a truly tailored fit, unmatched by anyone.

Women’s

Adjustability functions that appear in some of our women’s designs include adjustable shoulder straps, tie-back straps, and hook & eye bra closures. Additional notable fir features include shapewear inserts, underwire or floating underwire to give added support, and molded cups. Each women’s SKU is designed and constructed with the intention of enhancing the female figure. Sizing scales to vary based upon individual styles but will categorize as one of the following; numeric sizing (Ex: 2-18) or bra sizing (Ex: 32B/C – 38 B/C).

Men’s

Our goal is not to reconstruct, but to enhance the fit and styling of men’s swimwear currently on the market. We believe that men desire and deserve a perfectly fitting swim garment, just as women do. An example our improvements includes the addition of hidden, inner drawstring to our swim trunks, which will reinforce the zipper and snap closure, ensuring security during use. Other styles include waist fasteners on either side of the body, which allow the wearer to further adjust the garment, creating a tailored fit. Our technologically advanced stretch net lining conforms to the body without restriction for optimal comfort. Along with these features, our size offering, which will be numeric (Ex: 26-40) and inseam length options (Ex: 4” or 6”), will provide the perfect fit for every man.

Since March 31, 2021, and for the next 15 months comprising of 3 months in our 2022 fiscal year and fiscal year 2023, our business will be built across four key growth product categories including: (1) Women’s Swimwear, (2) Men’s Swimwear, (3) Women’s Beachwear, and (4) Accessories. Our growth plan is to achieve $500,000 in net revenues within the first 12 months following our official launch, with majority derived from category (1), Women’s Swimwear. To date, we have not generated any revenue. This is due to delays incurred by Covid-19, such as supplier and manufacturer closures, impaired supply chain, and travel restrictions.  The Company plans to complete a financing through a private offering for a minimum of $400,000 within the 15-month period following our December 31, 2021 quarter-end.  We have not yet entered any agreements with any parties with respect to obtaining financing for the Company. Given the Company is able to obtain financing, the Women’s Swimwear and Men’s Swimwear product category will commence immediately, as well as pre-launch functions outlined below. We intend to target consumers with on-line marketing, and businesses, including hotels and independent boutiques with direct mail, and pursuing contacts within the industry. The Company also expects to attend swimwear trade shows across the world.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition. In the unlikely scenario that we are not successful in financing our target of $400,000 or above through a private offering within the first 15-month period~~,~~ we will delay the launch of the Men’s Swimwear and Women’s Beachwear, and move forward solely with Women’s Swimwear.

Within 24 months following our December 31, 2021 quarter-end, our total sales forecast is $1,000,000. This target is comprised of $800,000 Women’s Swimwear and Men’s Swimwear categories, and $200,000 Beachwear and Accessories. We anticipate a sales growth rate of approximately 50% per year for our first 3 years operational.

During this period, the Company will execute all essential pre-launch functions, including but not limited to, collection design, technical illustrations and specification, sourcing trims, fabrics, and yarn, sample making, pattern drafting, manufacturer bulk order placement, and various marketing projects. As the Company performs each function, our management team will make decisions based on the interest of consumer satisfaction and Company profitability. These functions will prepare the Company for a B2C distribution channel upon launch, as well as B2B wholesale partnerships for future growth opportunities. Additionally, they will align the Company to achieve our average target margin of 55-65% across our four key product categories.

As of our quarter end December 31st, 2021, the Company has completed a number of the essential functions outlined above. Our first collection, which will launch in conjunction with the brand and ecommerce site mid 2022, has been designed and technical illustrations have been completed. Out technical packages, which includes the technical sketches and all specifications on measurements, construction, trim and fabric Bill of Materials, and all additional information the manufacturing company will need, have been completed by an outsourced Technical Designer. A significant amount of focus went into the sourcing of collection trims and fabric, as well as brand packaging and labeling. The Company believes in sourcing based on quality, not ease, in order to develop superior product. Thus, all items are sourced from various countries and factories depending on capabilities, skills, and technologies. For our first collection, majority of items have been sourced from specialized, established suppliers in Italy, France, and Spain. The marketing mix is of large focus for the Company, as we understand the importance of marketing within the luxury market and its role in building brand recognition and credibility. For this reason, we have decided to utilize a third-party, bespoke marketing agency based out of London, England. Completed initial marketing projects include; the branding package, which includes the primary logo, secondary logo, and submark, in addition to the overall brand, story and packaging designs; and ecommerce website development, which will remain private until brand launch. The Company is on track with all necessary functions in order to meet deadlines, targeted timeframe of launch, and ultimately, all established Company goals.

Initial distribution will be B2C via our ecommerce website, which will allow us to bypass middlemen and margin loss. Our ecommerce website, as well as our social media pages, will be prepared by a third-party marketing agency prior to brand launch date. Preparation of these areas of our marketing mix include, website development and testing, product photography, campaign photography and videography, copywriting, and SEO management. Additionally, these projects, along with our branding package, will lend themselves to all areas of the marketing mix once completed. Marketing strategies will commence across all platforms approximately one month before launch date as a tactic to create excitement around the brand and products. On launch day our ecommerce website will become live for purchasing.

An additional focus prior to brand launch will be the design of our second, follow-up collection. Our design team has commenced the design process of this collection. All steps of the process will be completed in accordance with the fashion calendar in order to release said collection for October/November of 2022. This is essential to ensure consistent product offering and Company sales forecast is met.

Onward, product launches will continue to be developed and released based on the fashion calendar, with key deliveries falling in January/February, May/June, and October/November. The Company will consider expanding SKU assortment and product categories based on consumer demand and feedback. The Company believes that when expanding the product offering, doing so organically is essential to long-term growth and sales plans.

Upon launch of our summer 2022 collection, we will commence two key growth strategies; building a full-time team of staff and nurturing wholesale partnerships. We believe organically growing a team of full-time employees is essential in the future success of the business. Employees will be hired based on their suitability in the role and connection with the brand. We will take our time hiring the right person for each individual position as it is needed. By having a full-time team, we will gain the contacts, knowhow, manpower, and consistency needed to operate a successful luxury fashion brand.

Entering wholesale distribution opportunities upon brand launch will allow the Company to grow reach within key markets, sales, and brand recognition. The Company intends on partnering with top luxury retailers across North America and Europe, as well as particular independent retailers and hotel boutiques. The Company currently maintains relationships with targeted retailers but believes entering wholesale distribution will have the highest growth potential once the brand is established with sales to show. The partnerships we create will be strategically chosen based on brand values, style, price point, and expectations. We believe that by progressing into wholesale distribution will allow us to increase sales by approximately 50% consistently through year one to three. We will continue to maintain and gain said partnerships until launching the brand mid 2022.

We have estimated that we will incur minimum expenses equal to $25,000 in the first 15 months following our December 31, 2021, quarter-end in order to maintain our business operations.  However, if we complete a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $400,000 within the 15 month period following the Company’s December 31, 2021 quarter-end.  Any capital raised will be through either a private placement and will result in the issuance of common shares from the Company’s authorized capital.

Working Capital	$74,000
Legal/Accounting	$25,000
Inventory	$100,000
Advertising and Marketing	$150,000
General Administrative	$10,000
Salaries and Customer Service	$25,000
Telephone	$1,000
Travel	$15,000
Total Expenses	$400,000

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements.  The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 15 months following our December 31, 2021 quarter-end.

Reports to Security Holders

The Company intends to furnish its stockholders with annual reports containing consolidated financial statements audited by its independent registered public accounting firm and to make available quarterly reports containing unaudited consolidated financial statements for each of the first three quarters of each year. The Company files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet its timely and continuous disclosure requirements. The Company may also file additional documents with the Commission if those documents become necessary in the course of its operations.

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The site address is www.sec.gov.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s website at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

 Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three and nine months ended December 31, 2021 and December 31, 2020, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $185,334 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the three and nine months ended December 31, 2021 and December 31, 2020

Revenue

For the three and nine months ended December 31, 2021 and December 31, 2020 we did not have any sales. The Company is in the process of launching a new e-commerce platform, laurenbentleyswim.com. The Company has been in the process of producing samples for the delivery to factories for production in order to generate revenues as the Company expands its operations.

Operating Income (Loss)

Operating expenses for the three and nine months ended December 31, 2021 were $25,527 and $78,515, as compared to $6,973 and $13,217 for the three and nine month period ended December 31, 2020. This loss was due primarily to the professional fees,  consulting fees, web design/branding fees, and other general and administrative expenses incurred.

 Net loss

We reported a net loss of $25,594 and $81,147 for the three and nine month period ended December 31, 2021, and $6,051 and $12,188 for the three and nine month period ended December 31, 2020, respectively.

During the three and nine months ended December 31, 2021 the Company recorded $15,100 and $30,100 as stock based compensation as compared to the three and nine month period ended December 31, 2020 the Company recorded nil and $800. In addition, professional fees for the three and nine month period ended December 31, 2021 were $6,520 and $37,953 as compared to the three and nine month period ended December 31, 2020 nil and $177. The increase in consulting and professional fees were associated to legal and audit fees in relation to the Company’s S1 filing.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Income Tax

During the period from inception (April 3, 2019) to December 31, 2021, we had no provision for income taxes due to the net operating losses incurred.

Off Balance Sheet Financing

We have no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company has no revenue generating operations and has an accumulated deficit $185,334 as of December 31, 2021. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

Our cash balance was $105,767 and $14,494 as of   December 31, 2021, and as of March 31, 2021, respectively  .  We recorded a net loss of $25,594 and $81,147 for the three and nine month period ended December 31, 2021, and $6,051 and $12,188 for the three and nine month period ended December 31, 2020, respectively.

We believe we can satisfy our cash requirements for the next 15 months. We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 15 months will total approximately $25,000. Legal and accounting expenses of $20,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash balance of $105,767, additional financing, net sales, and if needed, an advance from our directors, Lauren Bentley and Jordan Starkman. Currently there is no firm loan commitment between the Company and Lauren Bentley and Jordan Starkman in place. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised.  The foregoing represents our best estimate of our cash needs based on our current business condition.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.  It is currently expected that the Company will spend an additional $150,000 in variable costs relating to marketing and business development that will be funded from future financings.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, the production of our swimwear, and marketing expenses for our business operations.  We anticipate generating revenues once the brand is launched within the next six months. The success of our operations is dependent on attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations.  Even without adequate revenues within the next 15 months, we still anticipate being able to continue with our present activities, but we may require financing to achieve our profit, revenue, and growth goals.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

The Company is currently seeking funding for our continued operations.  The Company intends to raise a minimum of $400,000 and a maximum of $1,000,000 in order to expand the introduction of the www.laurenbentleyswim.com e-commerce site to the retail community and fashion world.  To achieve our goals the Company expects to commit the majority of its funding to production of the swimwear lines, and to the advertising of the Company’s web site. There is no assurance that the company will be able to raise the capital required to complete its goal and objectives and the Company is currently seeking capital to further its business plan.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.  There are no agreements with any parties at this point in time for additional funding; however, we are in preliminary discussions with various funders in the US.

We presently do not have any significant credit available, bank financing or other external sources of liquidity.  Due to our operating losses, our operations have not been a source of liquidity.  We will need to obtain additional capital in order to expand operations and become profitable.  In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders.  There can be no assurance that we will be successful in obtaining additional funding.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned marketing efforts and development of various swimwear styles, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to: 1) Limit the production of a select swimwear designs, 2) Seek strategic partnerships that may force us to relinquish control of the Company, or 3) Explore potential mergers or sales of significant assets of our Company.

Recently Issued Accounting Standards

As explained in note 5 to the condensed financial statements, the Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a simple system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.	Risk Factors

Not required for Smaller Reporting Companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During quarter ending December 31, 2021, the Company completed non-brokered private placements of 125,000 shares of common stock at $.10 per share for proceeds of $12,500.

On December 1, 2021, the Company issued 151,000 common shares for consulting services at $0.10 per share. The Company recognized the total amount of $15,100 as Consulting expense in Statement of Operations.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2**	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSEB Creative Corp.

By:	/s/ Lauren Bentley
Lauren Bentley
President, Director, Principal Executive Officer,

By:	/s/ Jordan Starkman
Jordan Starkman Director, Chief Financial Officer, Principal Accounting Officer Dated: February 18, 2022.