Form 10-K
period 2022-03-31
LSEB Creative Corp.
filed 2022-07-14
CIK 1888740

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 333-260873

LSEB CREATIVE CORP.
(Exact name of registrant as specified in its charter)

wyoming	83-4415385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 N. Gould St. #4000
Sheridan, WY 82801
(Address of Principal Executive Offices)(Zip Code)

800-701-8561
(Registrants telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None
Name of each exchange on which registered: None
Trading symbol: None

Securities registered under Section 12(g) of the Exchange Act:

Shares of Common Stock with a par value of $.0001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 3,643,000 shares of voting common equity held by non-affiliates of the registrant as of September 30, 2021 was $364,300 computed by reference to the private placement price at which the common equity was last sold (which was $0.10 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of July 14, 2022, the registrant had 12,219,000 shares issued and outstanding.

Documents Incorporated by Reference:

None.

Page | 1

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company” or “LSEB Creative” are to the combined business of LSEB Creative Corp..

In addition, unless the context otherwise requires and for the purposes of this report only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

Page | 2

Page | 3

PART I

ITEM 1. BUSINESS

General

LSEB Creative Corp. (the Company) was incorporated on April 3, 2019 in Wyoming. Our business office is located at 30 N. Gould St. #4000, Sheridan, WY 82801. Our telephone number is 1-800-701-8561.

LSEB Creative Corp., a company incorporated in the State of Wyoming, is a specialty retailer that offers men and women elevated swimwear designs, constructed with the highest quality materials and techniques. With the recent substantial growth seen in the swimwear industry, our affluent, contemporary target market is in search of assortment and impressive concepts. By offering a new concept to swimwear; gender-coordinating collections that allow the wearer to look and feel powerful, partnered or individually, we will capture this new, sought-after space within the market. Our priority is to design products that offer superior fit, performance, and comfort while incorporating both function and fashionability. Our strategy is to capitalize on these existing opportunities in the luxury swimwear market through the development and growth of our web site wwwlaurenbentleyswim.com, and wholesaler partnerships on a global scale. We believe eCommerce will allow our target market convenient and easy access to our products while effectively building brand awareness and entry into new markets. We are committed to building a highly recognized brand, offering captivating customer experiences that drive long-term loyalty. By focusing on these key areas and tactics, we will successfully align ourselves with our target market and profit accordingly.

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

LSEB’s designs are highly influenced by ready-to-wear fashions. Our intention is that individually, our designs are versatile enough that they can exceed their intended purpose; swimming and lounging, making appearances in the customer’s daily wardrobe. To ensure the highest quality in fabrics, hardware and embellishments, LSEB will put emphasis on the sourcing process for each individually item. Newest technologies in fabrics and manufacturing will be utilized in design and production stages, and may include technologies such as, quick drying finishes or shapewear fabric. From goods to packaging and labeling, the brand identity has been absolutely thought through and is evident across all areas.

Our mission is to become a single source of innovative luxury swimwear for our target market. The Company has recognized the sales and profit potential of luxury swimwear for men and women, as consumers are willing to invest in the swimwear category and seek new brands and product assortment. We strive to offer consumers the highest quality products with a new fashion-forward, innovative outlook to swim fashion.

LSEB is dedicated to being a dominant provider of luxury swimwear globally, and known for:

●	Highest quality products and services

●	Accurate, efficient and quality customer service

●	Honesty, integrity and continually adding value to its customers, partners and associates.

Page | 4

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. The Company currently has no revenue, and has limited operating history. We do not consider our self a blank check company and we do not have any plan, arrangement, or understanding to engage in a merger or acquisition with any other entity. We do not consider ourselves a blank check company, as we have a specific business plan and have moved forward with our business operations. Specifically, we, while in the development stage, are proceeding with our business plan by constructing and implementing an automated website. We have taken certain steps in furtherance of this business plan including establishing the website and the establishment of relationships with suppliers and manufacturers.

Swimwear Market Trends

The Company believes the outlook for the swimwear industry, and LSEB in particular, is very promising. Over the next several years, LSEB is expected to benefit significantly from certain favorable demographic and industry trends. With the swimwear market forecasted to grow at a CAGR of 6.2% from 2018 to 2024, it is clear that consumers are not only willing to invest in swimwear goods, but are seeking new brands and product assortment. According to Allied Market Research, the global swimwear market was valued at $18,454 million in 2017 and is projected to reach $28,148 million by 2024. Asia-Pacific and Latin America, Middle East and Africa (LAMEA) collectively contributed a global market share of over 30 percent in 2017. Asia-Pacific individually is projected to grow at a “significant” CAGR of 8.4 percent. Key players in the global swimwear industry include Haddow Group Plc, Nike Inc., Boardriders, Inc., Arena Italia S.p.A., O’Neill, Inc., Swimwear Anywhere, Inc., Adidas AG, Gap Inc., Phillips-Van Heusen Corporation (PVH Corp.), and Perry Ellis International Inc (Allied Market Research). Recent movement in the industry includes Perry Ellis International, Inc., entering into Nike Swim distribution agreements in Latin America with R1 Sports Ltda in Brazil, Uldin SA in Argentina, Uruguay and Paraguay, Superdeporte Plus Peru S.A.C in Peru, Bolivia, and Ecuador.

Luxury in Swimwear

As of 2021, luxury accounted for 9% of the women’s swimwear market. By 2025, the market share grew to 16%, with most-stocked brands being Eres, Solid & Striped, and Melissa Obadash. Luxury e-commerce platforms, such as Farfetch and Matches, have increased their women’s swimwear offerings from anywhere between 288 – 349%. Market forecasters believe that it’s the global luxury e-commerce retailers who will be most successful in expanding the swimwear category (Edited.com).

Travel and Tourism

Travel and tourism is one of the world’s largest industries, reaching a global economic contribution (direct, indirect and induced) of a record $8.8 trillion in 2018. In 2017, $882.4 billion was invested in tourism. This was forecasted to rise by 4.8% in 2018 and by 4.3% in continuing years, making total investment US$1,408.3 billion by 2028. (World Travel & Tourism Council, 2018). Of this, Latin America, the Middle East, and Africa experienced a combined economic activity increase of $767 billion since 2017. The industry’s fastest-growing region is the Caribbean, which generated 15.5 percent more economic activity this past year, than in 2017 (Forbes). According to recent data obtained by IATA (International Air Transportation Association), approximately 35% of vacationing Americans had intentions of travelling internationally to destinations that require swimwear attire in 2018, which is a 9% increase from 2016. The average consumer is changing their spending habits, and travel is benefiting as a result. In addition to these statistics, there is also a growing social trend of spending on experiences, such as travel, rather than tangible goods (Deloitte, 2017). With tourism and travel expected to continue growing at consistent rate to 2025, the swimwear industry is sure to reflect a similar advance.

Luxury in Travel and Tourism

According to a report titled ‘Luxury Travel Market – Global Opportunity Analysis and Industry Forecast, 2021-2022’, published by Allied Market Research, the global luxury travel market is expected to generate $1,154 billion by 2022, increasing at a CAGR of 6.4% during 2016-2022. An increase in middle and upper-class spending, in addition to a growing tendency for exotic travel, is resulting in a rapid increase in the demand for luxury travel. Americans with an annual income of more than US$100,000 make up 20% of the total population, however, that same 20% make up more than half of all US travel spending (Skift, 2018).

Page | 5

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

Page | 6

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

Operations

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

Page | 7

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

Pricing Strategy

Upon launch, LSEB will follow a competitive pricing strategy; the process of selecting strategic price points to best take advantage of a product-based market relative to competition. We comprehend the trials and tribulations that come with launching a new brand in a conglomerate-ruled industry (luxury). Our competitive strategy will allow us to effectively reach our target market, build brand recognition, and establish unisons with our primary competitors. Following this introduction stage, we will look to restructure this pricing strategy to a premium pricing strategy to further create desirability among consumers.

Women’s

●	One-piece or two-piece set; $220-450 USD

●	Cover-up; $275-400 USD

Men’s

●	Swim trunk; $220-240 USD

Product Sourcing

We do not own or operate any manufacturing facilities. We instead choose to contract with third-party vendors for fabrics, trims, and garment manufacturing. We do not have any long-term contracts with our suppliers or manufacturing sources for the production and supply of noted components, as we believe in commissioning work where we will see exceptional results, which is constantly evolving. An additional way in which we ensure customers are receiving superior product is with our design and development team, who works closely with our suppliers to ensure the particular specifications of our products are met.

Our manufacturers are well versed in luxury fashion products and provide us with the skills and efficiency necessary to adapt to changing trends and new technologies. We plan to support future growth through multiple manufacturers. We have developed relationships with a number of our vendors and take great care to ensure that they share our commitment to quality and ethics. We do not, however, have any long-term agreements requiring us to use any specific manufacturer, and no manufacturer is required to produce our products in the long term. We require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing, working conditions and other social concerns. We will also work with a leading inspection and verification firm to closely monitor each supplier’s compliance to applicable law. In managing our sourcing relationships, Ms. Bentley has existing relationships with manufacturers and will continue to explore new vendors, making changes when and if necessary.

Our company stands for the highest level of quality, thus our materials and trims will be sourced from various countries across the world; each geographic region and specific factory have individual capabilities, skills, and technologies. Our belief is to source based on quality, not ease. Manufacturing will take place in Europe, as this is where craftsmanship was born. Here we will find the best of swimwear, intimates, and dressmaking ateliers. The Company currently has relationships with the following suppliers Carvico USA Inc, Eurojersey S.p.A, Tessitura Taiana Virgilio S.p.A, Lampo by Ditta Giovanni Lanfranchi S.p.A,, and Chargeurs * PCC Fashion Technologies.

Page | 8

It is also worth noting that our millennial market values the longevity of a garment, as they are aware of the importance of sustainability in fashion. By sourcing based on quality, and manufacturing in small quantities at the most qualified factories in the world, we will be able to meet our market’s values and expectations.

Distribution

LSEB will be utilizing a multi-channel distribution strategy, which will include both B2B and B2C relationships. Upon launching LSEB, our main distribution channel will be eCommerce, as it will ensure our highest profitable margins and allow immediate access for the consumers. Additionally, during the development and launch stages of the company, emphasis will be placed on establishing relationships with buyers and retailers worldwide, with the intension of pursuing a retail distribution channel following our introduction stage.

Technology

Our ecommerce platform will be powered by a bespoke Wordpress website - developed by Stories Design Studio Ltd., - as Wordpress software is secure, easy to use, and offers features such as responsive web design, search engine optimization (SEO), and fully customized pages. It’s these key features that set Wordpress apart from other ecommerce software and will allow us to build an advanced platform for our customers to shop.

Because LSEB understands the importance of our customers and focusing our strategies based on their needs and wants, an advanced Customer Relationship Management system (CRM system) will play a critical role in the success of our business. The system will gather, organize, and analyze customer information and preferences, which will allow us to cater to each individual customer better. The advantage is improved efficiency and increase sales.

Marketing and Sales

Branding

Below is a glimpse of our Lauren Bentley Swimwear brand assets, to be seen across all marketing platforms and medias;

Primary Logo, in black –

Secondary Logo, in black –

Submark, in black –

Page | 9

Marketing and Brand Recognition

Strategic communications are central to building and reinforcing the LSEB brand. Our advertising, marketing and public relations strategy will be established by the Company’s marketing team and, where appropriate, implemented with the support of industry professionals. The Company’s marketing communications strategy will focus on both brand awareness, as well as more traditional product/price advertising. Marketing imagery and content will focus primarily on product details and fit, as well as brand personality, exhibiting our competency and identity as a luxury brand. Focusing on the consistency and quality of our complete marketing mix will establish brand recognition, and ultimately LSEB as an industry leader.

Mobile and Web Marketing/Sales

Through our research we found that 67% of the buying process now takes place digitally (Digital Marketing Institute). We plan to capitalize on this evidence by directing majority of our focus towards content, processes, and analytics across these channels. Our eCommerce website will be built bespoke by our favored marketing agency, Stories Design Studio Ltd. Website optimization, striking content, and the development of an omni-channel experience will be of primary focus. Modern day consumers are most likely to stay engaged when digital information and content is quick to access and easily understood. Consistency and interconnection across all digital platforms, including web and mobile, are detrimental to the natural growth of our brand and sales. Additional web and mobile tactics, such as reduced clicks, eye-catching content, and aesthetically pleasing graphic design, will be utilized to guarantee customer satisfaction. By implementing said tactics and regularly updating our platform with fresh content, the Company will ensure consistent traffic and sales.

Below you will see mobile and web design mock-up images;

Email Marketing

In 2020, email remains the leading communication channel for consumers, placing it as an important focus for the Company. Prior to launch, great emphasis will be put on composing and expanding our Email List, communicating with the regularly to tease sneak-peaks, our launch date, and any additional marketing campaigns. By doing so, we will secure an audience among our target market and create excitement and desirability around the launch of our brand. To gain said Email List, we will draw on A) industry contacts, B) prompt consumers with an opt-in form available and linked to all web and mobile outlets prior to launch, and C) an Email Marketing Service such as Drip, which focuses on intelligent marketing automation to convert visitors into subscribers. These tactics, along with others, will successfully capture our audience and ensure tailored, consistent communication as our brand launches and expands.

Page | 10

Event Marketing

Upon the launch of LSEB, there will be an event held to raise awareness of the brand, generate excitement, and most importantly, showcase the collection. It will be attended by industry professionals, potential buyers, press, influencers, and supporters. The collection will be presented as an ongoing runway show throughout the evening. Location, décor, food and drinks, and music will be thoughtfully chosen in order to best represent the brand’s overall style and values.

Direct Mail

Our strategy for direct mail focuses on PR packages. The packages will include a selection of products from the collection, brand information, and a personalized note. This will be sent to influencers that embody the brand, such as fashion’s favorite couple Negin Mirsalehi and Maurits Stibbe (Instagram; negin_mirsalehi and m_stibbe), power couple Desi Perkins and Steven Perkins (Instagram; desiperkins and stevenperkins), and female entrepreneur Audrey Leighton Rogers (@frassyaudrey). These influencers, along with others, would then wear and document themselves wearing our product on their social media platforms. This strategy is expected to have great impact brand recognition and sales, as these influencers often have reach of one-million plus followers worldwide.

Print Advertising

Although it may seem print advertising is diminishing with today’s technology, the fashion industry and its consumers remain appreciative and continue to invest in the tactile sensation of printed media. Accordingly, print advertising will play an important part in our strategy, with focus on securing featured advertising in various fashion publications across the world. By establishing healthy relationships with industry professionals and hosting them at our launch event, we will then be able to nurture further conversations regarding potential publication features.

Marketplace

Competition

General

The market for swimwear is highly competitive. In conjunction with increasing competition from established companies that are expanding their production and marketing, we are seeing an influx of new entrants to the market.

LSEB believes it will be well positioned to compete against many swimwear brands by concentrating on providing high levels of professional service and focusing on improving customer satisfaction and guidance. The Company believes that consumers will pay for its value-added services and will be attracted to its premium selection of men’s and women’s swimwear products. Competition in the luxury swimwear industry is based principally on brand image and recognition as well as product quality, innovation, style, distribution, and price. We believe that we can successfully compete based on our premium brand image and our innovative product. We also believe our ability to introduce new product innovations and combine versatility and fashion will set us apart from our competitors.

Many swimwear products are available to our customers from a number of retailers. In addition, our competitors could obtain exclusive rights from manufacturers to market particular products.

Significant price reductions by our competitors could result in a similar reduction in our prices. Any of these competitive pressures may materially adversely affect our operating results.

Generally speaking, specialty swimwear brick and mortar retail stores focus on low to mid-end inexpensive lines. High-end or luxury department stores best cater to our target market, but also provide very little price comparison or depth of product. They tend to offer small collections of few select brands, which does not allow much option for consumers.

Women’s

The women’s swimwear market has become increasingly saturated with brands that embody similar brand personas and business models. Generally speaking, these brands offer trend-driven styles, average fit and construction standards, at mid-high tier pricing. These brands tend to lack concise business or marketing plans and relying on social media marketing for sales conversions. While this may prove successful during the rise of the swimwear industry, it will not ensure long-term success or profitability. Although, such repetition has revealed an untouched area in the market; a consumer base that values an air of sophistication and exclusivity.

Page | 11

Men’s

In contrast to women’s, the total market share for men’s swimwear is comprised of few brands. Athletic brands and global fashion houses are the leading suppliers of men’s swimwear, with few additional options falling in-between. Historically, male consumers have valued few choices, ease of purchase, and brand recognition. However, during the last five years, we have seen this shift considerably. It’s become evident that men have come to value the art of shopping, and particularly appreciate experiential shopping experiences. This matured consumer mentality among men urges the industry to react by offering fresh designs and unparalleled customer experiences and service.

Current Alternatives

Note; the following Competitive Analysis examines The Company’s decided primary competitors. Each company is considered a Primary Competitor based on the following shared elements; Product Offering, Price Point, Target Market, and Quality

Amaio Swim – Women’s Line

Analysis

Amaio is a Los Angeles based brand that aims to break the traditional swim and resort space by merging swimwear with runway fashions. Designed for the cosmopolitan woman, the brand places a large emphasis on creating the next generation of “Après Swim”, a term that refers to activities following swimming and the attire associated with it. This concept, along with their soaring prices, allows Amino to hone in on an extremely niche market, and in return, has exceptional customer loyalty.

The company uses a premium pricing strategy, similar to LSEB, however their prices are extremely high in relation to majority of brands in the industry. This is mainly due to the intricate construction of their designs, as well as the heritage mills they source fabrics from. However, these factors also cause large variances in prices across each commodity (maillot, two-piece, resort wear). By reducing the number of price points across each commodity, the customer’s perceived value from one item to the next will be more in-line. A clear and concise pricing strategy is easier for consumers to understand and allows them to feel comfortable with their purchase.

With digital sales increasing at an unfathomable rate, it is important that modern retail businesses concentrate on expanding their reach and sales via digital platforms. Although Amaio swimwear utilizes strong, brand-focused visual content on their social media platforms, it is clear by their number of followers that these platforms do not have high conversion rates. With only 19.8K followers on Instagram, Amaio may want to consider social media growth strategies to increase traffic and conversion rates, as well as brand recognition.

ERES Paris

Analysis

ERES Paris was founded in the late 1960’s when Irène Leroux made the courageous decision to carry swimsuits year-round after haven taken over her parent’s sport shop. Along with offering this commodity year-round, the company became a leader in the industry through their early adoption of Lycra and introduction of “mix-and-match” swimwear sets, which allowed women to better personalize their fit and look. The brand focuses on offering exceptional quality goods in simplistic silhouettes that complement the female body, which has positioned them as a staple swimwear retailer in the industry.

Chanel Groupe acquired ERES Paris in 1996, which was a fitting partnership, as the two brands gained popularity from their timeless, polished, feminine looks. Unlike Chanel, who continues to incorporate innovative fashion items into their assortment, ERES strictly focuses on simplistic designs and refrains from offering fashion items. This narrow assortment results in a missed market amongst women looking for statement swimwear.

ERES practices vertical integration, which allows the company to avoid additional surcharges and fees related to manufacturing, duties, freight, etc. The company currently offers lingerie loungewear, and accessories in addition to swimwear. It’s likely that ERES will look to expand their product category offering in future to gain additional business and customers. As a result of being vertically integrated, introducing new commodities could result in the hire of an additional specialized team, or sourcing new supplier with little to know previously stablished relationships.

Page | 12

Orlebar Brown – Men’s Line

Analysis

Notable for bringing the concept of tailored clothing to men’s swimwear, Orlebar Brown is a staple in the industry. As the first brand of their kind, the company was able to quickly gain a customer following. But it is their consistency in product quality and customer focus that has allowed them to obtain the robust level customer loyalty they have to this day. The company is most widely known for their quirky “Snap Short”, which is a featured photograph printed swim short each season.

The company was established in 2007, but has since been acquired by Chanel Inc. in 2018, which has provided them with extensive resources, financial support, and recognition. The company’s assortment has grown from an exclusive swim short offering to additional categories, such as men’s resort wear and accessories, as well as kidswear. The company has a definite opportunity in expanding their assortment with new commodities and/or markets, such as women’s swimwear or men’s ready-to-wear.

Between their progressive ecommerce website, seven bricks and mortar stores, as well as countless wholesalers across the world, Orlebar Brown’s reach is extremely impressive and effective. Where the company has opportunity to increase reach is by undertaking an Experiential Marketing strategy, which could include more frequent, innovative events with customers or enhancing the traditional bricks and mortar environment to be more engaging or interactive for the customer.

Frescobol Carioca

Analysis

Influenced by the Brazillian landscape and denizens, or otherwise known as “Cariocas”, Frescobol Carioca offers a range of luxury lifestyle products; Men’s swimwear being the majority. The brand was founded in 2009 with a strong focus on environmentalism, quality, and ultimately allowing their customers to “live like a Carioca”.

Frescobol Carioca has increased their brand recognition through collaborations with world-renowned companies, such as Louis Vuitton and Eden Rock Hotel. Although such collaborations have increased the company’s business, it is evident that they did not successfully market these ventures and therefore did not take full advantage of the opportunity. Although the company has powerful social media outlets, it is their ecommerce that is lacking curated content and fresh graphic design. By upgrading their ecommerce and harmonizing their various platforms, Frescobol Caricoa would increase communication, customer traffic, and time spent on the platform.

Due to Frescobol Carioca’s focus on environmental impact, they use an artisanal approach by running limited quantities of the items in their collections. Concepts such as this create great urgency for customers to buy, however it also prevents potential sales above and beyond the quantities produced. By producing larger quantities and shipping more stock to wholesalers and bricks and mortar locations, the brand could profit from additional sales rather than selling-out.

Our Competitive Strengths

LSEB will be well positioned to maintain healthy competition with brands. Notable competitive strengths include concept and assortment, high-functioning eCommerce platform, and our adept management team. Competition in the luxury swimwear industry is based principally on brand image and recognition as well as product quality, innovation, style, distribution, and price. We understand and hold the delicate balance of these factors necessary to find success in our industry.

Below are the strengths that differentiate the Company and are viewed internally as critical to our success;

Premium Swimwear Brand

LSEB aims to be the leading destination for both men’s and women’s luxury swimwear. We believe customers will associate the LSEB brand with high-quality, premium swimwear that incorporates technically advanced materials, innovative designs, and precise garment construction, providing the best fit for our consumers. We believe our focus on coordinating men’s and women’s sub-collections differentiates us from competitors and positions LSEB to address a void in the growing market. The nature of our premium brand will be reinforced by our B2C retail strategy and selective distribution through high-end retailers and hotel resort boutiques. We believe this approach allows us to further control our brand image and merchandising.

Distinctive E-Commerce Experience

We have designed our website with consumers in mind, focusing on easy navigation, eye-catching visuals, and elaborate product details. By incorporating tactics such as responsive web design, Search Engine Optimization (SEO), and advanced Customer Relationship Management system (CRM system), we strive to offer a seamless shopping experience for our customers. These tactics will allow us to gather, organize, and analyze customer information and preferences, helping us cater to each customer and their individual needs.

Page | 13

Innovative Design Process

We attribute our ability to develop superior products to a number of factors, including: our customer-driven design process; our collaborative relationships with third-party suppliers and manufacturers to develop finest-constructed and technically advanced products; and our multi-channel retail strategy that allows us to integrate both customer and retailer feedback into our product.

Experienced Management Team

Our founder and Chief Executive Officer, Lauren Bentley, leads our design team and plays a central role in corporate strategy and promoting our distinctive corporate culture. After graduating from post-secondary school with an Advanced Diploma in Fashion Business Management, she quickly climbed the ladder of her career through hands-on experience, finding employment of various capacities in the fashion industry. Her industry experience includes sales, design, sourcing, distribution, and finance. Ms. Bentley will assemble a management team with a complementary mix of retail, design, operations, product sourcing and marketing experience from leading swimwear and retail companies. We believe our management team will be well positioned to execute the long-term growth strategy for our business.

Target Market

Primary

Demographic

●	Females 30-40 years and males 32-42 years; Millennial generation

●	Single or with long-term partner/fiancé, but not yet married

●	Lives in a 1-2 income family

●	Graduated from college or university with a diploma, degree, or MBA

●	Working in Business, Fashion, Marketing, Tech, or a related field

●	Often an Entrepreneur with their own successful small to mid-sized company or established as a senior role in a large company

●	Annual household income of $160,000 – 240,000 USD

●	Mode of transportation is a personal or family vehicle of approximately $60,000 – 90,000 USD in value

Geographic

●	Urban areas internationally

●	Living in an 800+ square-foot condo in the downtown core of a city, or in 3+ bedroom home in the suburbs

Page | 14

Psychographic

●	Self-motivated, business-oriented individuals that place importance on self-presentation, their relationships, and discovering the “finer things” life has to offer

●	Hobbies include learning new technologies, reading, yoga and fitness classes, nutrition, traveling, shopping, and discovering new restaurants

●	Day-to-day style can be described as elevated modern-day business attire, while weekend or casual attire consists of on-trend, streetstyle items that provide comfortability

●	Appreciates high-fashion but is also mindful quality, sustainability, and the overall value of a garment and are willing to pay for these attributes

●	Travels often whether it be for business or pleasure and are willing to spend money on experiences

Secondary

●	Couples 40-50 years of age

●	Married with 1+ children that are now living away from home

●	Experiencing or considering early retirement and are going on more frequent vacations or living in hot climates for a portion of the year as a result

●	Fashionable business moguls, investors, or those in significant corporate positions

●	Find pride in maintaining their physical health and appearance despite aging

●	Fashion is a passion or hobby of theirs, so they enjoy investing in their wardrobe

●	Enjoy golfing, social events, vacationing, and hosting gatherings

Inventory / Order Fulfillment / Distribution

We plan to utilize our current facility for storage and distribution purposes. This will allow the Company to hold inventory, fulfill orders, and process shipments within one facility, while optimizing space and time. The order fulfillment process entails, checking and monitor for incoming orders (during business hours), verifying product inventory availability and handling any clarifications with customer before charging their credit card. In addition, this same team screens all orders, ensuring the proper verification procedures and specifically ensuring receipt of proper (and fraud-proof) credit card information following our fraud screening steps. All orders placed by credit card are subject to address verification by our credit and fraud avoidance department, which, in some cases, may delay the processing of the order. Orders shipping to an address different from the billing address may require additional information in order to protect consumers against credit card fraud that is overwhelming the internet.

We currently operate and will distribute goods from our offices in Miami and in Toronto, Canada. Our facilities are leased or owed by third parties who allow us to utilize the space at no cost.

Page | 15

Terms with Suppliers

We carry net 30 day terms with most of our suppliers and in some cases we work on a cash and carry basis where we pay the supplier upfront for a product. In addition, we negotiate separate payment and shipment terms with each supplier.

Website Product Management and Support

To streamline operations, we have an in-house team responsible for uploading new products and copy to the LSEB website. This team uploads data files and image feeds manually. Their responsibilities, include categorizing product correctly, guaranteeing that all products, images, and copy information are properly visible and located in correct sub-categories on our website, and making sure that the correct key word search terms are added in our shopping cart for each product.

Customer Inquiry Management

The operating team will handle inbound customer calls in the US and Canada during the working hours from 8-8 pm EST. We will begin extended hours and provide support service for International inquiries in the second half of our operating year once we develop quality level standards that are consistent across multiple markets. Said extended services will include a 24-hour global customers handling by phone, email and chat.

●	Level 1 - Simple questions that can be answered on the spot – delivery costs and time, etc.

●	Level 2 - More complex (Needs Analysis) questions such as availability, color, dimensions etc

Customer - Privacy and Security

LSEB has created this privacy statement in order to demonstrate our firm commitment to privacy. The following discloses our information gathering and dissemination practices for this website;

We do not sell customer e-mail address or related information to third parties and unless customers opt-in to our Mailing List they will not receive advertising e-mails from us. We track IP addresses for security reasons to discourage fraudulent activity attempts. By doing so we are making our customer shopping experience more safe and secure.

Our site uses cookies to keep track of customer shopping carts for multiple purchases while shopping with us. We do not require our customers to open an account with us in order to shop, therefore each purchase session usually means you may need to re-enter your information.

Our site’s registration form requires users to give us contact information, such as their name and email address, and unique identifiers. We use customer contact information from the registration form to send the user information about purchases that have been processed. The customer’s contact information is also used to contact the visitor when necessary if they have subscribed to the mail list. Users may opt-out of receiving future mailings by choosing to unsubscribe.

Returns

We have a general set of standards we use to manage our returns process. Returns are accepted for the full product credit if received within 15 days form the date of purchase. Merchandise returns are not accepted after 15 days from the date of purchase. LSEB provides the customer with a pre-paid delivery slip that can be found inside the package, meaning the customer can send back the products free of charge (hereafter, the “Prepaid Slip”), by sticking the Prepaid Slip on the return package and depositing it at a post office. No return fees will be refunded by LSEB to the customer if the customer decides not to use the Prepaid Slip that has been made available. Shipping cost refunds will not include reimbursing of the original shipping fees.

Each product must be returned new, in its original packaging. If the Product has lost value due to any handling other than to ascertain the nature and characteristics of the Product, LSEB reserves the right to refuse the refund or exchange of the Product. LSEB will not refund orders if any Products returned by the customer do not correspond to those ordered, or if they originate from anywhere other than the LSEB online boutique. Our Close-Out and Special Orders are not returnable.

Shipping

The shipping department within our warehouse will decide which shipping company to use for each particular shipment. For domestic shipment orders we will ship via FedEx, UPS Ground, United States Postal Service Priority Mail, or Canada Post Priority Mail depending on the size and weight of the order. Small orders generally ship Priority Mail. Large orders generally ship by FedEx. Very small orders, at our discretion, may be sent via First Class Mail with a reduced shipping and handling charge. The absolute minimum shipping and handling charge per order is $9.95.

Page | 16

International Shipments

Shipping charges for international orders vary greatly. For international shipping destinations not outlined on our eCommerce website, we have requested that customers email us with the items they are interested in buying with their address and the destination country. We respond to international customers with information on ordering, including shipping and handling charges. Long-term, LSEB is planning to expand its international shipping destination roster, at which time we will partner with FedEx CrossBorder and Mail Forwarding to service a broader range of international customers. FedEx CrossBorder works within a retailer’s e-commerce platform and shopping cart platform, offering tools to help with regulatory compliance, secure payment processing, multi-currency pricing and credit card fraud protection. As a U.S. e-retailer, selling outside the country will be as simple as a domestic transaction.

Payment Handling

For our website business, LSEB has created a PayPal account which will allow us to accept all major credit card providers.

Warranties

Any other product defects are addressed on a case-by-case basis. Customers can call our Toll-Free telephone number and we will work to resolve their product warranty claims within the first 15 days.

Acquisitions

Consolidation Opportunities

The Company believes that it will be able to capitalize on the projected growth in the swimwear industry and on consolidation opportunities upon completion of this financing. The industry trends are expected to fuel continued growth, positioning LSEB to advance alongside it.

The fragmented nature of the North American swimwear marketplace provides a significant opportunity for LSEB to grow through strategic acquisition of privately operated eCommerce web sites.

Criteria and Process of Identification of Acquisitions

A strategy of the Company is to pursue opportunities to advance its business through the acquisition of privately operated eCommerce sites. However, there can be no assurance that suitable acquisition opportunities will be identified. The Company may adopt acquisition strategies that require it to seek additional financing. If LSEB is unable to obtain sufficient financing on satisfactory terms and conditions, it may not be able to maintain or increase its market share or expand its business.

Pursuing Strategic Acquisitions of Independent Swimwear Brands and ECommerce Sites

While LSEB’s goal is to be one of the largest swimwear suppliers, the fragmented nature of the marketplace provides a significant opportunity for LSEB to grow through the acquisition of independently operated swimwear lines, stores and e-commerce sites. Management believes the Company will be well positioned to acquire strategic sites from independent and banner operators by offering attractive opportunities to become a partner of the LSEB brand.

All potential acquisitions will be evaluated by management of the Company and will be subject to approval by the board of directors of the Company. The Company will pursue acquisitions or developments that meet the Company’s objective of acquiring swimwear brands with positive cash flow.

Method of Financing Acquisitions

The Company proposes to use the proceeds from its offering, bank financing, issuance of treasury shares or other securities, private or public financing, joint venturing of projects or any combination thereof or other means to finance acquisitions. If treasury shares are issued, such issuance could result in a change in control or further dilution to shareholders. The Company aims to limit debt financing for all acquisitions to no more than 40% to 50% of the Common Shares equity.

Page | 17

Employees

As of March 31, 2022, we currently have one full time employee, Lauren Bentley, who does not have a formal employment agreement. We plan to hire additional employees as needed as the Company grows. In addition, Jordan Starkman is the CFO and he does not have a formal employment agreement. Furthermore, the Company has 2 consultants working for the Company related to the design and patterns for the swimwear.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below before investing in our securities. Additional risks not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described below were to occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this prospectus, including our consolidated financial statements and related notes. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Business and Industry

The recent COVID-19 coronavirus outbreak and related government, private sector, and individual consumer responsive actions may adversely affect our business operations, web traffic, employee availability, travel, financial condition, liquidity, and cash flow.

The outbreak of the COVID-19 coronavirus disease has been declared a pandemic by the World Health Organization continues to spread in the United States, Canada, and in many other countries globally. Related government and private sector responsive actions may adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving.

The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and lifestyle centers. There is significant uncertainty around the breadth and duration of our store closures and other business disruptions related to COVID-19, as well as its impact on the U.S., Canadian, and global economies, consumer willingness to visit stores, malls, and lifestyle centers, and employee willingness to work once they stores re-open. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. These and other potential impacts of COVID-19 could therefore materially and adversely affect our business, financial condition and results of operations. As a result of these uncertainties, we are unable to predict the overall impact on our company at this time. Our senior management will continue to monitor our situation on a daily basis; however, we expect that these factors and others we have yet to experience will materially adversely impact our company, its business and operations for the foreseeable future.

Furthermore, we are required to frequently travel to Europe to visit our manufacturer and suppliers, and the travel restrictions due to COVID-19 has delayed our sourcing and production. In addition, fewer consumers are travelling to warm destinations limiting the demand for swimwear. As vaccination rates increases over the next 6 months, we expect lockdowns and restrictions to be removed as well as businesses and manufacturers to be open for business.

We have a limited operating history and no brand recognition that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Wyoming in April 3, 2019. With the exception of $57,497 in cash on March 31, 2022, we have no significant financial resources and no revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history and no brand recognition, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

Page | 18

We will require financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially averse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be approximately $400,000. Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds in order to implement our plan of operations. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. From inception to March 31, 2022, we have incurred an accumulated deficit of $246,610, and as of the twelve months ending March 31, 2022 we have incurred a net loss of $142,423. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan.

Our future success is dependent, in part, on the performance and continued service of Lauren Bentley, our officer and director. Without her continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Lauren Bentley, our Company’s Officer and Director. We currently do not have an employment agreement with Ms. Bentley. The loss of her services could have a material adverse effect on our business, financial condition or results of operation.

We are selling our products in a highly competitive market and we are unsure as to whether there will be any consumer demand for our products.

The market for swimwear is highly competitive. We compete with companies that are larger and more capitalized than we are. Our competitors may be able to seize the same market opportunities that we are targeting. These competitors, either alone or with collaborative partners, may succeed in developing business models that are more effective or have greater market success than our own. The Company is especially susceptible to larger retailers that invest more money in marketing. Moreover, the market for our products is large but highly competitive. There is little or no hard data that substantiates the demand for our products or how this demand will be segmented. It is possible that there will be low consumer demand for our products, or that interest in our products could decline or die out, which would cause us to be unable to sustain our operations. The availability of swimwear supplies at lower or more competitive prices may cause potential customers to purchase products elsewhere, which would negatively impact our business.

Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. In contrast to a “grassroots” (low cost) marketing approach such as social media marketing, targeted content campaigns, and banner ads, many of our competitors promote their brands through traditional forms of advertising, such as print media and television commercials, and through celebrity endorsements, and have substantial resources to devote to such efforts. Our competitors may also create and maintain brand awareness using traditional forms of advertising more quickly than we can. Our competitors may also be able to increase sales in their new and existing markets faster than we do by emphasizing different distribution channels than we do, such as catalog sales or an extensive franchise network.

In addition, because we hold no patents or exclusive intellectual property rights in the technology, fabrics or processes underlying our products, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrication techniques, and styling similar to our products.

Our ability to manage the life cycle of our brands and to remain current with fashion trends and launch new product lines successfully could impact the image and relevance of our brands.

Our success depends in part on management’s ability to effectively manage the life cycle of our brands and to anticipate and respond to changing fashion preferences and consumer demands and to translate market trends into appropriate, saleable product offerings in advance of the actual time of sale to the customer. Customer demands and fashion trends change rapidly. If we are unable to successfully anticipate, identify or react to changing styles or trends or we misjudge the market for our products or any new product lines, our sales will be lower, potentially resulting in significant amounts of unsold finished goods inventory. In response, we may be forced to increase our marketing promotions or price markdowns. These risks could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.

Page | 19

Our success depends on our ability to maintain the value and reputation of our brand.

Our success depends on the value and reputation of the LSEB brand. The LSEB name is integral to our business, as well to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality product, and guest experience. We rely on social media, as one of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand and reputation could be adversely affected if we fail to achieve these objectives, if our public image was to be tarnished by negative publicity, if we fail to deliver innovative and high-quality products that are acceptable to our guests. Negative publicity regarding the sourcing or production methods of our suppliers or manufacturers could adversely affect our reputation and sales, forcing us to locate alternative suppliers or manufacturing facilities. Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful, the value of our brand may be harmed. Any harm to our brand and reputation could have a material adverse effect on our financial condition.

If any of our products are unacceptable to us or our guests, our business could be harmed.

We may in the future receive shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. We also may in the future receive, products that are otherwise unacceptable to us or our guests. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are purchased by our customers, our customers could lose confidence in our products or we could face a product recall and our results of operations could suffer, potentially rusting in harm towards business, reputation, and brand.

The ability to successfully deploy our business model is heavily dependent upon economic conditions in the United States and Canada.

The ability to successfully deploy our business model is heavily dependent upon the general state of the US and Canadian economy. We cannot assure you that favorable conditions will exist in the future. A general economic recession in the United States and Canada could have a serious adverse economic impact on us and our ability to obtain funding and generate projected revenues. Unfavorable economic conditions may lead guests to delay or reduce purchases of our products. Guest demand for our products may not reach our targets or may decline when there is an economic downturn or economic uncertainty in our key markets, particularly North America. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.

Many of our products may be considered discretionary items for consumers. Some of the factors that may influence consumer spending on discretionary items include general economic conditions (particularly those in North America), high levels of unemployment, health pandemics (such as the impact of the current COVID-19 coronavirus pandemic, including reduced store traffic and widespread temporary store closures), higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, tax rates and general uncertainty regarding the overall future economic environment. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly in North America. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition.

Our reliance on suppliers to provide materials for and to produce our products could cause problems in our supply chain.

We do not manufacture our products or the raw materials for them and rely instead on suppliers. Many of the specialty fabrics used in our products are technically advanced textile products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. We work with a limited group of suppliers to provide the fabrics for our products. We work with a group of approximately 2 vendors that manufacture our products. We have no long-term contracts with any of our suppliers or manufacturing sources for the production and supply of our fabrics and garments, and we compete with other companies for fabrics, raw materials, and production.

Page | 20

We may experience, a significant disruption in the supply of fabrics or raw materials from current sources and we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer, we may be unable to locate additional supplies of fabrics or raw materials, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements, to fill our orders in a timely manner, or on terms that are acceptable to us. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability, partnership, and labor and ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products, and quality control standards. Delays related to supplier or manufacturer changes could also arise due to an increase in shipping times if new facilities are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of materials or manufacture of our products could have an adverse effect on our ability to meet consumer demand for our products and result in lower net revenue and income from operations both in the short and long term.

We will be dependent upon third parties for the manufacture and supply of substantially all our products.

We will obtain substantially all our products from third-party suppliers. We do not expect to enter into long- term contracts with our suppliers. Therefore, suppliers may not provide the products we need in the quantities we request. Because we will not control the actual production of the products we intend to sell, we may be subject to delays caused by interruption in production based on conditions outside of our control. In the event that any of our intended third-party suppliers were to become unable or unwilling to continue to provide the products in required volumes, we would need to identify and obtain acceptable replacement sources on a timely basis. There is no guarantee that we would be able to obtain such alternative sources of supply on a timely basis, if at all. An extended interruption in the supply of any of our intended products, could have an adverse effect on our results of operations, which most likely would adversely affect the value of our common stock.

Our sales and profitability may decline as a result of increasing product costs and decreasing selling prices.

Our business is subject to significant pressure on costs and pricing caused by many factors, including intense competition, constrained sourcing capacity and related inflationary pressure, pressure from consumers to reduce the prices we charge for our products, and changes in consumer demand. These factors may cause us to experience increased costs, reduce our prices to consumers, or experience reduced sales in response to increased prices. Any of which could cause our operating margin to decline if we are unable to offset these factors with reductions in operating costs and could have a material adverse effect on our financial conditions, operating results and cash flows.

If we are unable to anticipate consumer preferences and successfully develop and introduce innovative products, we may not be able to maintain or increase our sales and profitability.

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All our products are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new products and concepts in a timely manner, or our new products and concepts are not accepted by our customers, our competitors may introduce similar products in a timelier fashion, which could harm our goal to be viewed as a leader in the luxury swimwear market. Our new products may not receive consumer acceptance, as consumer preferences could shift rapidly to different types of swimwear or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Our failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. Our failure to effectively introduce new products that are accepted by consumers could result in a decrease in net revenue and excess inventory levels, which could have a material adverse effect on our financial condition.

Increases in the cost of shipping or service issues with our third-party shippers could harm our business.

We pass through our shipping costs directly to our customers. We compete against store-front (retail) locations and if the shipping costs escalate whereby the cost is not prohibitive for the customer to shop online, we could potentially become less competitive, thereby affecting our sales. Accordingly, any significant increase in shipping rates could have an adverse effect on our operating results. Similarly, strikes or other service interruptions by those shippers could cause our operating expenses to rise and adversely affect our ability to deliver products on a timely basis.

Page | 21

Our results of operations could be materially harmed if we are unable to accurately forecast guest demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in guest demand for our products or for products of our competitors, our failure to accurately forecast guest acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, and weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast guest demand, we may experience excess inventory levels or a shortage of products available for sale or for delivery to guests.

Our fabrics and manufacturing technology generally are not patented and can be imitated by our competitors.

The intellectual property rights in the technology, fabrics, and processes used to manufacture our products generally are owned or controlled by our suppliers and are generally not unique to us. Our ability to obtain intellectual property protection for our products is therefore limited and we do not generally own patents or hold exclusive intellectual property rights in the technology, fabrics or processes underlying our products. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics, fabrics and styling similar to our products. Because many of our competitors have significantly greater financial, distribution, marketing, and other resources than we do, they may be able to manufacture and sell products based on our fabrics and manufacturing technology at lower prices than we can. If our competitors do sell similar products to ours at lower prices, our net revenue and profitability could suffer.

Our business is affected by seasonality.

Our business is affected by the general seasonal trends common to the retail swimwear industry. This seasonality may adversely affect our business and cause our results of operations to fluctuate, and, as a result, we believe that comparisons of our operating results between different quarters within a single fiscal year are not necessarily meaningful and that results of operations in any period should not be considered indicative of the results to be expected for any future period.

Our revenues will depend on our relationships with capable sales personnel as well as customers, suppliers and manufacturers of the products that we distribute.

Our future operating results will depend on our ability to maintain satisfactory relationships with qualified sales personnel as well as customers, suppliers and manufacturers. If we fail to maintain relationships with such persons or fail to acquire relationships with such key persons in the future, our business may be adversely affected.

The offering price of the shares should not be used as an indicator of the future market price of the securities. The offering price bears no relationship to the actual value of the company and may make our shares difficult to sell.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $.10 for the shares of common stock was determined based on the price of shares sold in our private offering. The facts considered in determining the offering price were our financial condition and prospects, our limited operating history and the general condition of the securities market. The offering price bears no relationship to the book value, assets or earnings of our company or any other recognized criteria of value. The offering price should not be regarded as an indicator of the future market price of the securities.

We may incur significant costs to be a public company to ensure compliance with United States corporate governance and accounting requirements and we may not be able to absorb such costs.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

Page | 22

There is no assurance of a public market or that the common stock will ever trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with the OTC Markets, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

Our common stock is considered a penny stock, which is subject to restrictions on marketability, so you may not be able to sell your shares.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which likely would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

The Shares Sold in This Offering Have Not Been Registered Under The Securities Act, And Therefore The Shareholders Must Be Prepared To Hold Such Shares For An Indefinite Period Of Time.

Our common shares offered are “restricted securities” as defined under the Securities Act. The resale of such securities may not be made without registration under the Securities Act and state securities laws or the existence of an exemption from such registration requirements.

We Have No Plans to Pay Dividends.

To date, we have paid no cash dividends on our common shares. For the foreseeable future, earnings generated from our operations will be retained for use in our business and not to pay dividends.

We may be unable to effectively implement our business model and expand.

Our business model and growth and marketing strategy is predicated on its ability to introduce our products and services to the market. We cannot assure that we will be able to execute our business plan, introducing our products and services into new markets, that customers will embrace our products compared to competing products and services already well established in those markets, that any of the target markets will adopt our products and services, or that prospective customers will agree to pay the prices for our products and services in those new markets we plan to charge. In the event prospective customers resist our products and services and paying the prices we will charge, the Company’s business, financial condition, and results of operations will be materially and adversely affected.

Page | 23

We may incur significant debt to finance our operations.

There is no assurance that the Company will not incur debt in the future, that it will have sufficient funds to repay its indebtedness, or that the Company will not default on its debt, jeopardizing its business viability. Furthermore, the Company may not be able to borrow or raise additional capital in the future to meet the Company’s needs or to otherwise provide the capital necessary to conduct its business.

The Company has not established consistent methods for determining the consideration paid to management.

The consideration being paid by the Company to its CEO, Ms. Bentley, has not been determined based on arm’s length negotiation. While management believes that Ms. Bentley’s current compensation arrangement is fair for the work being performed, there is no assurance that the consideration to management reflects the true market value of her services. Additionally, in the future, the Company may grant net profits interests to its executive officers in addition to stock options, which may further dilute shareholders’ ownership of the Company.

In the course of business, the Company may incur expenses beyond what was anticipated.

Unanticipated costs may force the Company to obtain additional capital or financing from other sources or may cause the Company to lose its entire investment in the Company if it is unable to obtain the additional funds necessary to implement its business plan. There is no assurance that the Company will be able to obtain sufficient capital to implement its business plan successfully. If a greater investment is required in the business because of cost overruns, the probability of earning a profit or a return of shareholder investment in the Company is diminished.

The Company will rely on management to execute the business plan and manage the Company’s affairs.

Under applicable state corporate law and the By-Laws of the Company, the officers and directors of the Company have the power and authority to manage all aspects of the Company’s business. Shareholders must be willing to entrust all aspects of the Company’s business to its directors and executive officers.

There is no assurance the Company will always have adequate capital to conduct its business.

The Company will have limited capital available to it. If the Company’s entire original capital is fully expended and additional costs cannot be funded from borrowings or capital from other sources, then the Company’s financial condition, results of operations and business performance would be materially adversely affected.

We may encounter difficulties managing any growth, and if we are unable to do so, our business, financial condition and results of operations may be adversely affected.

If we are able to successfully launch our apps and websites, as our operations grow, the simultaneous management of development, production and commercialization across our target markets will become increasingly complex and may result in less than optimal allocation of management and other administrative resources, increase our operating expenses and harm our operating results.

Our ability to effectively manage our operations, growth and various projects across our target markets will require us to make additional investments in our infrastructure to continue to improve our operational, financial and management controls and our reporting systems and procedures and to attract and retain sufficient numbers of talented employees, which we may be unable to do effectively. We may be unable to successfully manage our expenses in the future, which may negatively impact our gross margins or operating margins in any particular quarter.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock, par value $0.0001 per share, of which 12,019,000 shares are issued and outstanding as of March 31, 2022. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then-existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Page | 24

Our common shares are subject to the “Penny Stock” rules of the SEC, and the trading market in our securities will likely be limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	That a broker or dealer approve a person’s account for transactions in penny stocks; and

●	The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quality of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and

●	Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	Sets forth the basis on which the broker or dealer made the suitability determination; and

●	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Because our CEO and director, Ms. Bentley, owns a majority of our outstanding common stock, she could authorize our Board of Directors to determine the relative rights and preferences of preferred shares without further stockholder approval. As a result, our Board of Directors could then authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as a holder of common stock.

Page | 25

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

We may finance our operations and develop strategic relationships by issuing equity or debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our stock to decline.

We have used an arbitrary offering price.

The offering price of $0.10 per share of common stock was arbitrarily determined by the Company and is unrelated to specific investment criteria, such as the assets or past results of the Company’s operations. In determining the offering price, the Company considered such factors as the prospects, if any, of similar companies, the previous experience of management, the Company’s anticipated results of operations, and the likelihood of acceptance of this offering. Please review any financial or other information contained in this offering with qualified persons to determine its suitability as an investment before purchasing any shares in this offering.

There may be deficiencies with our internal controls that require improvements, and if we are unable to adequately evaluate internal controls, we may be subject to sanctions by the SEC.

We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404a of the Sarbanes-Oxley Act of 2002. As a smaller reporting company and emerging growth company, we will not be required to provide a report on the effectiveness of our internal controls over financial reporting until our second annual report, and we will be exempt from the auditor attestation requirements concerning any such report so long as we are an emerging growth company or a smaller reporting company. We have not yet evaluated whether our internal control procedures are effective and therefore there is a greater likelihood of undiscovered errors in our internal controls or reported financial statements as compared to issuers that have conducted such evaluations. If we are not able to meet the requirements of Section 404a in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

There has been no independent valuation of the stock, which means that the stock may be worth less than the purchase price.

The per share purchase price has been determined by us without independent valuation of the shares. We established the offering price based on management’s estimate of the value of the shares. This valuation is highly speculative and arbitrary.

There is no relation to the market value, book value, or any other established criteria. We did not obtain an independent appraisal opinion on the valuation of the shares. The shares may have a value significantly less than the offering price and the shares may never obtain a value equal to or greater than the offering price.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Page | 26

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any March 31.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker- dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office location and mailing address is 30 N. Gould St. #4000, Sheridan, WY 82801 . Currently, this space is sufficient to meet our office, and telephone facility needs; however, if we expand our business to a significant degree, we will have to find a larger space. There is currently no lease agreement. In addition, the Company has an office in Toronto, Canada. The premises is leased by Jordan Starkman and as of January 1, 2022 LSEB Creative entered into a lease agreement with Mr. Starkman for payment of $800 ($1,000 CDN) month for the use of the space. The lease includes all utilities and internet. The current term of the lease is 9 months with an option to renew. The Company is also currently looking for additional office space in Miami, Fl, and in the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Page | 27

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

There is no established current public market for the shares of our common stock.  Our common stock will be quoted on the OTC Pinks once FINRA grants the Company a trading symbol.  There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. After the effective date of the registration statement relating to this prospectus, we hope to have a market maker file an application with the Financial Industry Regulatory Authority, FINRA for our common stock to be eligible for trading on the OTC Markets (such as the OTCQB). We do not yet have a market maker who has agreed to file such application. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. Consequently, a purchaser of our common stock may find it difficult to resell the securities offered herein should the purchaser desire to do so when eligible for public resale.

As of March 31, 2022, we have issued 12,019,000 shares of common stock since the Company’s inception on April 3, 2019. As of March 31, 2022, we had no outstanding shares of preferred stock, options, warrants, notes payable convertible into capital stock, or other securities that are convertible into shares of common stock.

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

●	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

●	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

●	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

●	bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

Page | 28

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Holders

As of the March 31, 2022, we had 51 stockholders of our common stock. As of such date, 12,019,000 shares were issued and outstanding.

Transfer Agent

We have engaged Sedona Equity Registrar & Transfer Inc., as transfer agent to serve as agent for shares of our common stock. Our transfer agent’s contact information is as follows:

Sedona Equity Registrar & Transfer Inc.

143 W. Helena Dr,  Phoenix, AZ 85023

(602) 620-1554

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended March 31, 2022, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

ITEM 6.  SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” beginning on page 18 of this prospectus. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Page | 29

Overview

LSEB Creative Corp. (the “Company”) was formed April 3, 2019.  LSEB Creative Corp. is a specialty retailer that offers men and women elevated swimwear designs, constructed with the highest quality materials and techniques. With the recent substantial growth seen in the swimwear industry, our affluent, contemporary target market is in search of assortment and impressive concepts. By offering a new concept to swimwear; gender-coordinating collections that allow the wearer to look and feel powerful, partnered or individually, we will capture this new, sought-after space within the market. Our priority is to design products that offer superior fit, performance, and comfort while incorporating both function and fashionability. Our strategy is to capitalize on these existing opportunities in the luxury swimwear market through the development and growth of our existing web site www.laurenbentleyswim.com and wholesaler partnerships on a global scale. We believe eCommerce will allow our target market convenient and easy access to our products while effectively building brand awareness and entry into new markets.  We are committed to building a highly recognized brand, offering captivating customer experiences that drive long-term loyalty. By focusing on these key areas and tactics, we will successfully align ourselves with our target market and profit accordingly.

During the year ended March 31, 2022 we have incurred a net loss of $142,423 and have an accumulated deficit of $246,610 as of March 31, 2022. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

The Company is actively seeking financing for its current business operation. The Company is optimistic that the financing will be secured and the going concern risk will be removed. Any capital raised will be through a private placement and will result in the issuance of shares of common stock from the Company’s authorized capital

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

Since March 31, 2022, and for the remaining 12 months in our fiscal year, our business will be built across four key growth product categories including: (1) Women’s Swimwear, (2) Men’s Swimwear, (3) Women’s Beachwear, and (4) Accessories. Our growth plan is to achieve $500,000 in net revenues within the first 12 months following our official launch, with majority derived from category (1), Women’s Swimwear. To date, we have not generated any revenue. This is due to delays incurred by Covid-19, such as supplier and manufacturer closures, impaired supply chain, and travel restrictions.  The Company plans to complete a financing through a private offering for a minimum of $400,000 within the 12-month period following our March 31, 2021 year-end. We have not yet entered any agreements with any parties with respect to obtaining financing for the Company. Given the Company is able to obtain financing, the Women’s Swimwear and Men’s Swimwear product category will commence immediately, as well as pre-launch functions outlined below. We intend to target consumers with on-line marketing, and businesses, including hotels and independent boutiques with direct mail, and pursuing contacts within the industry. The Company also expects to attend swimwear trade shows across the world.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition. In the unlikely scenario that we are not successful in financing our target of $400,000 or above through a private offering within the first 12-month period~~,~~ we will delay the launch of the Men’s Swimwear and Women’s Beachwear, and move forward solely with Women’s Swimwear.

Within 24 months following our March 31, 2022 year-end, our total sales forecast is $1,000,000. This target is comprised of $800,000 Women’s Swimwear and Men’s Swimwear categories, and $200,000 Beachwear and Accessories. We anticipate a sales growth rate of approximately 50% per year for our first 3 years operational.

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

Page | 30

As of our year end March 31, 2022, the Company has completed a number of the essential functions outlined above. Our first collection, which will launch in conjunction with the brand and ecommerce site late 2022, has been designed and technical illustrations have been completed. Out technical packages, which includes the technical sketches and all specifications on measurements, construction, trim and fabric Bill of Materials, and all additional information the manufacturing company will need, have been completed by an outsourced Technical Designer. A significant amount of focus went into the sourcing of collection trims and fabric, as well as brand packaging and labeling. The Company believes in sourcing based on quality, not ease, in order to develop superior product. Thus, all items are sourced from various countries and factories depending on capabilities, skills, and technologies. For our first collection, majority of items have been sourced from specialized, established suppliers in Italy, France, and Spain. The marketing mix is of large focus for the Company, as we understand the importance of marketing within the luxury market and its role in building brand recognition and credibility. For this reason, we have decided to utilize a third-party, bespoke marketing agency based out of London, England. Completed initial marketing projects include; the branding package, which includes the primary logo, secondary logo, and submark, in addition to the overall brand, story and packaging designs; and ecommerce website development, which will remain private until brand launch. The Company is on track with all necessary functions in order to meet deadlines, targeted timeframe of launch, and ultimately, all established Company goals.

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

An additional focus prior to brand launch will be the design of our second, follow-up collection. Our design team will begin the design process of this collection September to December 2022. All steps of the process will be completed in accordance with the fashion calendar in order to release said collection for May/June of 2022. This is essential to ensure consistent product offering and Company sales forecast is met.

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

Upon launch of our spring/summer 2022 collection, we will commence two key growth strategies; building a full-time team of staff and nurturing wholesale partnerships. We believe organically growing a team of full-time employees is essential in the future success of the business. Employees will be hired based on their suitability in the role and connection with the brand. We will take our time hiring the right person for each individual position as it is needed. By having a full-time team, we will gain the contacts, knowhow, manpower, and consistency needed to operate a successful luxury fashion brand.

Entering wholesale distribution opportunities upon brand launch will allow the Company to grow reach within key markets, sales, and brand recognition. The Company intends on partnering with top luxury retailers across North America and Europe, as well as particular independent retailers and hotel boutiques. The Company currently maintains relationships with targeted retailers but believes entering wholesale distribution will have the highest growth potential once the brand is established with sales to show. The partnerships we create will be strategically chosen based on brand values, style, price point, and expectations. We believe that by progressing into wholesale distribution will allow us to increase sales by approximately 50% consistently through year one to three. We will continue to maintain and gain said partnerships until launching the brand late 2022.

We have estimated that we will incur minimum expenses equal to $25,000 in the first year following our March 31, 2022, year-end in order to maintain our business operations. However, if we complete a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $400,000 within the 12 month period following the Company’s 2022 year-end. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

Working Capital	$74,000
Legal/Accounting	$25,000
Inventory	$100,000
Advertising and Marketing	$150,000
General and administrative	$10,000
Salaries and Customer Service	$25,000
Telephone	$1,000
Travel	$15,000
Total Expenses	$400,000

Page | 31

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements. The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 18 months following our March 31, 2022 year-end.

Results of Operations for the years ended March 31, 2022 and 2021

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended March 31, 2022 and March 31, 2021, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has no revenue generating operations and has an accumulated deficit $246,610 as of March 31, 2022 since its inception and requires capital for its contemplated operational and marketing activities to take place. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, our auditors opinion has raised substantial doubt about our ability to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Revenue

For the years ended March 31, 2022 and March 31, 2021 we did not have any sales. The Company is in the process of launching a new e-commerce platform, laurenbentleyswim.com. The Company has been in the process of producing samples for the delivery to factories for production in order to generate revenues as the Company expands its operations.

Operating Income (Loss)

Operating expenses for the years ended March 31, 2022 and March 31, 2021 were $139,873 and $46,856, respectively. This increased loss during the year ended March 31, 2022 was due primarily to an increase in professional fees,  stock based compensation, and other general and administrative expenses incurred.

 Net loss

We reported a net loss of $142,423 and $45,641 for the years ended March 31, 2022 and March 31, 2021, respectively.

Page | 32

During the years ended March 31, 2022 and March 31, 2021 the Company recorded $30,100 and $15,799 as stock based compensation In addition, professional fees for the year ended March 31, 2022 was $63,103 compared to $6,830 for the year ended March 31, 2021. The increase mainly represents legal and accounting expenses related to the Company’s S1 filing. The Company expects professional fee costs to increase as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other entities or assets and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Income Tax

During the period from inception (April 3, 2019) to March 31, 2022, we had no provision for income taxes due to the net operating losses incurred.

Off Balance Sheet Financing

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

	Period Ended March 31, 2022	Year Ended March 31, 2021
Net Cash Used in Operating Activities	$38,696	$(94,081)
Net Cash Used in Investing Activities	-	(353)
Net Cash Provided by Financing Activities	81,699	103,567
Net Increase in Cash	$43,003	$9,133

Our cash balance was $57,497 and $14,494 for the years ended March 31, 2022 and March 31, 2021, respectively.  We recorded a net loss of $142,423 and $45,641 for the years ended March 31, 2022 and March 31, 2021, respectively.

We believe we can satisfy our cash requirements for the next 15 months. We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 15 months will total approximately $25,000. Legal and accounting expenses of $20,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash balance of $57,497, additional financing, net sales, and if needed, an advance from our directors, Lauren Bentley and Jordan Starkman. Currently there is no firm loan commitment between the Company and Lauren Bentley and Jordan Starkman in place. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised. The foregoing represents our best estimate of our cash needs based on our current business condition. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.  It is currently expected that the Company will spend an additional $150,000 in variable costs relating to marketing and business development that will be funded from future financings.

Page | 33

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

The Company is currently seeking funding for our continued operations. The Company intends to raise a minimum of $400,000 and a maximum of $1,000,000 in order to expand the introduction of the www.laurenbentleyswim.com e-commerce site to the retail community and fashion world.  The Company expects to launch the site late 2022. To achieve our goals the Company expects to commit the majority of its funding to production of the swimwear lines, and to the advertising of the Company’s web site. There is no assurance that the company will be able to raise the capital required to complete its goal and objectives and the Company is currently seeking capital to further its business plan. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital. There are no agreements with any parties at this point in time for additional funding; however, we are in preliminary discussions with various funders in the US.

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

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Page | 34

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

The swimwear industry in North America is seasonal however, we do not expect our sales to be dramatically impacted by seasonal demands for our products and services since our market is worldwide.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Effects of Inflation

We do believe that inflation will have an impact on our business, revenues or operating results during the periods presented.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS

Audited Financial Statements

LSEB Creative Corp.

Years ended March 31, 2022 and 2021

Page | 35

LSEB Creative Corp.
Financial Statements
For the Years ending March 31, 2022 and 2021

Page | 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LSEB Creative Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LSEB Creative Corporation (“the Company”) as of March 31, 2022 and 2021, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended March 31, 2022 and 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2021. Spokane, Washington
July 13, 2022

Page | 37

LSEB Creative Corp.
BALANCE SHEETS
(Expressed in US dollars)

	March 31,	March 31,
	2022	2021
	$	$
ASSETS
Current assets
Cash	57,497	14,494
Trust Account	—	60,000
Prepayments and Other Receivables [Note 5]	4,002	15,000
Total current assets	61,499	89,494

Non-current assets
Equipment, net [Note 6]	1,375	1,877
Total assets	62,874	91,371

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	13,717	1,590
Accrued liabilities	—	10,000
Advances from a related party [Note 7]	1,517	24,318
Total current liabilities	15,234	35,908

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, Nil preferred shares outstanding at March 31 2022 (March 31, 2021: Nil),	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 12,019,000 common shares outstanding as at March 31, 2022 (March 31, 2021 : 10,673,000 ) [Note 8]	1,202	1,067
Additional paid-in capital [Note 8]	293,048	158,583
Accumulated deficit	(246,610)	(104,187)
Total stockholders’ deficiency	47,640	55,463
Total liabilities and stockholders’ deficiency	62,874	91,371

See accompanying notes

Going concern (Note 3)

Related party transactions and balances (Note 7)

Contingencies and Commitments (Note 10)

Subsequent events (Note 12)

Page | 38

LSEB Creative Corp.
STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	For the	For the
	year ended	year ended
	March 31, 2022	March 31, 2021
	$	$
EXPENSES
Advertising & promotion	7,838	10,830
Consulting Expenses	39,761	22,887
Legal & Professional Fee	63,103	6,830
Office and general	28,669	5,611
Depreciation [Note 6]	502	688
Total operating expenses	139,873	46,856
Net income/ (loss) from operations	(139,873)	(46,856)
Exchange Gain/(Loss)	(2,550)	1,215
Net income/(loss) from operations before income taxes	(142,423)	(45,641)
Income taxes [Note 11]	—	—
Net income/(loss) for the year	(142,423)	(45,641)

Loss per share, basic and diluted	(0.01)	(0.00)

Weighted average number of common shares outstanding	11,836,685	10,673,000

See accompanying notes

Page | 39

LSEB Creative Corp.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Expressed in US dollars)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficiency
		$	$	$	$
March 31, 2020	9,545,000	955	45,896	(58,546)	(11,695)
Stock based Compensation	158,000	15	15,784	—	15,799
Proceeds from shares issued	970,000	97	96,903	—	97,000
Net loss	—	—	—	(45,641)	(45,641)
March 31, 2021	10,673,000	1,067	158,583	(104,187)	55,463
Stock based Compensation	301,000	30	30,070	—	30,100
Proceeds from shares issued	1,045,000	105	104,395	—	104,500
Net loss	—	—	—	(142,423)	(142,423)
March 31, 2022	12,019,000	1,202	293,048	(246,610)	47,640

See accompanying notes

Page | 40

LSEB Creative Corp.
STATEMENT OF CASH FLOWS
(Expressed in US dollars)

	For the	From
	period ended	period ended
	March 31, 2022	March 31, 2021
	$	$
OPERATING ACTIVITIES
Net loss for the year	(142,423)	(45,641)
Items not affecting cash
Depreciation	502	688
Stock based compensation	30,100	15,799
Change in trust account	60,000	(60,000)
Change in prepaid and sundry	10,998	(10,812)
Change in accrued liability	(10,000)	5,000
Change in accounts payable	12,127	885
Net cash used in operating activities	(38,696)	(94,081)

INVESTING ACTIVITIES
Acquisition of equipment	—	(353)
Net cash used in investing activities	—	(353)

FINANCING ACTIVITIES
Proceeds from Related Parties advances	21,789	34,572
Repayments of Related Parties advances	(44,590)	(28,005)
Issue of common stock, net of issuance costs	104,500	97,000
Net cash provided by/(used in) financing activities	81,699	103,567

Net decrease in cash during the year	43,003	9,133
Cash, beginning of year	14,494	5,361
Cash, end of year	57,497	14,494

See accompanying notes

Page | 41

LSEB Creative Corp.

Notes to Financial Statements

For the Years Ending March 31, 2022 and 2021

1.	NATURE OF OPERATIONS

LSEB Creative Corp. was incorporated as “Profit Corporation” on April 3rd, 2019 under Wyoming State regulations with registered office at 1920 Thomes Ave Ste 610, Cheynne, WY.

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

2.	BASIS OF PRESENTATION AND MEASUREMENT

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

There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these audited financial statements. The company has experienced recurring losses that raise substantial doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Page | 42

LSEB Creative Corp.

Notes to Financial Statements

For the Years Ending March 31, 2022 and 2021

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

As of March 31, 2022, the Company had a cash balance of $57,497 (March 31, 2021: $14,494). Cash includes cash on hand and balances with banks.

Leases

At the lease commencement date, right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term, which includes all fixed obligations arising from the lease contract. If an interest rate is not explicit in a lease, the Company utilizes its incremental borrowing rate for a period that closely matches the lease term. The Company has elected not to recognize ROU assets and lease liabilities for leases with a lease term of less than 12 months.

Advertising & Promotions

Advertising costs are recognized as expense in Statement of operations for the period when incurred. For the year ending March 31, 2022, company recognized $7,838 (March 31, 2021: $10,830)

Use of Estimates

The preparation of audited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include deferred income tax assets and related valuation allowance, valuation of convertible notes, warrants and accruals. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

Foreign Currency Translation

The functional currency of the Company is United States dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. All exchange gains or losses arising from translation of these foreign currency transactions are included in Statement of operations. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Page | 43

LSEB Creative Corp.

Notes to Financial Statements

For the Years Ending March 31, 2022 and 2021

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued.)

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

Page | 44

LSEB Creative Corp.

Notes to Financial Statements

For the Years Ending March 31, 2022 and 2021

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued.)

Revenue Recognition

The Company recognizes revenue in accordance with ASC-606 by,

●	identifying the contract(s) with a customer,

●	identifying the performance obligations in the contract,

●	determining the transaction price,

●	allocating the transaction price to the performance obligations in the contract and

●	recognizing revenue when the performance obligation is satisfied.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. -. The Company has reviewed the provisions of this new pronouncement and the adoption of this guidance is not expected to have an impact on financial position or results of operations.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company has not identified loans and other financial instruments that are directly or indirectly influenced by LIBOR and does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

5.	PREPAYMENTS AND OTHER RECEIVABLES

The prepayment represents the amount paid pursuant of a lease agreement executed with one of the directors for the commercial unit used as office space by the company The current term of lease is approx. USD $800 (CAD $1,000) per month for 8 months starting from January 2022 with an option to extend it with mutual consent.

Page | 45

LSEB Creative Corp.

Notes to Financial Statements

For the Years Ending March 31, 2022 and 2021

6.	EQUIPMENT

	March 31, 2022	March 31, 2021
Cost
Opening	2,744	2,391
Addition	-	353
Disposal	-	-
Closing	2,744	2,744
Accumulated Depreciation
Opening	867	179
Depreciation	502	688
Disposal	-	-
Closing	1,369	867
Net Book Value	1,375	1,877

Page | 46

LSEB Creative Corp.

Notes to Financial Statements

For the Years Ending March 31, 2022 and 2021

7.	ADVANCES FROM A RELATED PARTY & RELATED PARTY TRANSACTIONS

These advances are from a shareholder of the Company. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

	March 31,	March 31,
	2022	2021
	$	$
Jordan Starkman	661	11,220
Lauren Bentley	856	13,098
TOTAL	1,517	24,318

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions for the year ending 31 March 2022 were $21,350 (31st March 2021: $17,795)

The Company has an office in Toronto, Canada. The premises is leased by a director of the Company and as of January 1, 2022 LSEB Creative entered into a lease agreement with Mr. Starkman for payment of $800 ($1,000 CDN) per month for the use of the space. The lease includes all utilities and internet. The current term of the lease is 9 months with an option to renew.

8.	STOCKHOLDERS’ DEFICIENCY

Authorized stock

Preferred stock

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001.

Common stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001.

Issued stock

Preferred stock

As at March 31, 2022, the company has not issued any preferred stock.

Common stock

As at March 31, 2022, the company has 12,019,000 shares of common stock issued and outstanding.

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

Page | 47

LSEB Creative Corp.

Notes to Financial Statements

For the Years Ending March 31, 2022 and 2021

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

On August 1, 2021, the Company issued 150,000 shares of common stock at $0.10 per share for consulting services. The 150,000 shares were issued upon signing of the consulting agreement and are nonrefundable.

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

9.	COVID-19 AND MARKET UPDATE

As a result of the COVID-19 pandemic, we experienced some disruptions throughout calendar years 2022 and 2021, which delayed our strategic business timelines to establish and launch our brand however fortunately there was no material financial impact as the focus even prior to COVID was to have an effective and efficient E-commerce website through which we reach target customers.

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

10.	CONTINGENCIES AND COMMITMENTS

The Company has entered into a number of Consulting Agreements and pursuant to the Agreements the Company may be required to pay a 2%-3% finder’s fee associated with any new financings as of March 31, 2022. The Company has not paid a finder’s fee related to the capital raised as of March 31, 2022.

The Company has no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Page | 48

LSEB Creative Corp.

Notes to Financial Statements

For the Years Ending March 31, 2022 and 2021

11.	INCOME TAXES

Income taxes

The provision for income taxes differs from the amounts which would be provided by applying a United States Federal corporate income tax rate of approximately 21% for the years ended March 31, 2022 (since inception to March 31, 2021: 21%) as follows:

	For the	From
	year ended	year ended
	March 31, 2022	March 31, 2021
Loss before income tax	(142,423)	(45,641)
Expected Income tax recovery	(29,909)	(12,779)
Change in valuation allowance	29,909	12,779
Net Tax Income	-	-

Deferred tax assets

	March 31,	March 31,
	2022	2021
Non-capital loss carry forwards	51,788	29,172
Change in valuation allowance	(51,788)	(29,172)
Net Deferred Tax Asset	-	-

As of March 31, 2022, the Company determined that a valuation allowance relating to above deferred tax asset of the Company was necessary. This determination was based largely on the negative evidence represented by the losses incurred in the previous years. The Company decided not to recognize any deferred tax asset, as it is unlikely to be realized. Therefore, a valuation allowance of $51,788 for the year ended March 31, 2022 (March 31, 2021: $29,172) was recorded to offset deferred tax assets.

As of March 31, 2022, the Company has approximately $246,610 (March 31, 2021: $58,546 of non-capital losses available to offset future taxable income. Based on the Tax Cuts and Jobs Act, federal net operating losses carryforward from 2019 are subject to an 80% limitation on taxable income, do not expire and could be carried indefinitely.

12.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to July 14, 2022, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to report except for the following.

In May 2022, the Company issued 200,000 shares at $0.10 per share for total cash proceeds of $20,000.

Page | 49

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Page | 50

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of and its consolidated subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2022 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

●	inadequate segregation of duties consistent with control objectives;

●	lack of independent Board of Directors and absence of Audit Committee to exercise oversight responsibility related to financial reporting and internal control;

●	lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner; and

●	lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

Management continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

The remediation actions planned include:

●	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company;

●	continue to obtain sufficient resources to achieve adequate segregation of duties; and

●	continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

Page | 51

Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management’s report in this annual report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of our current directors and executive officers. Unless otherwise indicated, the address of each person listed is c/o LSEB Creative Corp. 30 N. Gould St. #4000, Sheridan, WY 82801 In addition, set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

NAME	AGE	POSITION
Lauren Bentley	25	CEO and Chairman of the Board of Directors
Jordan Starkman	52	Chief Financial Officer and Director

Lauren Bentley, President and Director – Lauren Bentley is currently President and is the founder of LSEB Creative Corp.  Prior to LSEB, Lauren Bentley graduated from post-secondary school with an Advanced Diploma in Fashion Business Management, she quickly climbed the ladder of her career through hands-on experience, finding employment of various capacities in the fashion industry. Her industry experience includes sales, design, sourcing, distribution, and finance. She leads our design team and plays a central role in corporate strategy and promoting our distinctive corporate culture.

Page | 52

Jordan Starkman, CFO and Director – Jordan Starkman is currently the CFO and a director of LSEB Creative Corp. Jordan brings over thirty years of experience in sales, financial consulting, and investor and client relations to the LSEB team. Jordan has an extensive background in finance and business development, and he has worked as an independent consultant for various publicly traded companies responsible for initiating new business and developing long-term relationships with customers. Jordan holds a BA in Statistics from the University of Western Ontario. In addition, Mr. Starkman is the President of Rimrock Gold Corp., a publicly company trading on OTC Markets in the CBD business. Furthermore, Mr. Starkman was President of Health Advance Inc from April 2010 – November 2017, and Pacific Green Technologies from October 2008 to November 2016. Mr. Starkman is also employed by TerraPave Construction Corp from June 2012-present.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and holds office until removed by the board.

Board Composition

Our By-Laws provide that the Board of Directors which shall constitute the whole board shall not be less than one (1) nor more than seven (7) or such other maximum number of directors. The maximum or minimum number of directors cannot be changed, nor can a fixed number be substituted for the maximum and minimum numbers, except by a duly adopted amendment to the articles of incorporation or by an amendment to this bylaw.

No Committees of the Board of Directors; No Financial Expert

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee or financial expert. Management has decided not to establish an audit committee at present because our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. As such, our entire Board of Directors acts as our audit committee. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d) of Regulation S-K is beyond our limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in our financial statements at this stage of our development.

We have not formed a Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report.

Certain Legal Proceedings

None of our officers or directors has filed a personal bankruptcy petition, had a bankruptcy petition filed against any business of which they were a general partner or officer at the time of bankruptcy or within two years prior to that time, or has been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past ten (10) years.

Compliance with Section 16(a) Of the Exchange Act

We has filed a Form 8-A registration statement under Section 12 of the Securities Exchange Act of 1934, as amended. Section 16(a) of that act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Page | 53

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended March 31, 2022 and 2021 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)		Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Lauren Bentley President and Director	2021	$20,000	$0		$(1)	$0	$0	$0	$0	$0
	2022	$0	$0		$(1)	$0	$0	$0	$0	$0
Jordan Starkman, Director	2021	$0	$0		$(2)	$0	$0	$0	$0	$0
	2022	$0	$0		$(2)	$0	$0	$0	$0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through March 31, 2022.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending March 31, 2022 by our executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table.

There were no awards made to our executive officers in the last completed fiscal year.

Compensation of Directors

Our Directors are permitted to receive fixed fees and other compensation for her services as a director. The Board of Directors has the authority to fix the compensation of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings. No amounts have been paid to, or accrued to the directors in such capacity.

Page | 54

Employment Agreements

We do not have any employment agreements in place with our officers and directors.

Summary Compensation

Ms. Bentley, our CEO and director received a salary of $20,000 for her services to the Company during the period ended March 31, 2021 She currently does not have an employment agreement in place. Ms. Bentley currently receives $2,000 a month consulting fees for her services. She was issued 5,600,000 founders shares at inception. Mr. Starkman does not receive a salary, however he received 2,500,000 founder shares at inception.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Ms. Bentley receives compensation as indicated above, and Mr. Starkman does not receive compensation for his services as director and CFO.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no formal employment contracts, or other contracts with our officers or directors.  The Company issued 8,100,000 shares of common stock to the officers and directors of the Company for services rendered. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2022, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Page | 55

The percentages below are calculated based on 12,019,000 shares of our common stock issued and outstanding as of March 31, 2022. As of March 31, 2022, we did not have any outstanding options, warrants exercisable for, or other securities convertible into shares of our common stock. Unless otherwise indicated, the address of each officer and director listed below is c/o LSEB Creative Corp., 30 N. Gould St. #4000, Sheridan, WY 82801.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)

Common Stock	Lauren Bentley (2)	5,600,000	(2)	46.6%
	30 N. Gould St #4000, Sheridan, WY 82801

Common Stock	Jordan Starkman (3)	2,500,000	(3)	20.8%
	30 N Gould St #4000, Sheridan, WY 82801

Common Stock	Faiyaz Bux (1)	750,000	(1)	6.4	2%
	22 Oakworth Dr, Bolton, England, BL17BB

Common Stock	All executive officers and directors as a group	8,100,000		67.4%

(1)	The percent of class is based on 12,019,000 shares of our common stock issued and outstanding as of March 31, 2022.

(2)	Lauren Bentley is the Company’s President and is a director of the Company. Lauren Bentley received 5,600,000 shares of common stock for services rendered.

(3)	Jordan Starkman is the Company’s CFO and is a director of the Company. Jordan Starkman received 2,500,000 shares of common stock for services rendered.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the period from April 3, 2019 (inception) to March 31, 2022, the Company received advances from its officer to pay for operating expenses. The balance due to the officers at March 31, 2022 totaled $1,517, and $24,318 as of March 31, 2021. There are no definitive repayment terms and no interest is accruing on these advances.

The Company also issued 8,100,000 shares to its officers for services.  In April 2019, we issued 5,600,000 founder shares of common stock to Lauren Bentley pursuant to the exemption from registration set forth in section 4(a)(2) of the Securities Act of 1933. The total purchase price of the Shares was $560. In April 2019, Jordan Starkman was appointed as a director and CFO of the Company, and was issued 2,500,000 shares for his services at a value of $250 pursuant to the exemption from registration set forth in section 4(a)(2) of the Securities Act of 1933.

The Company has an office in Toronto, Canada.  The  premises is leased by Jordan Starkman and as of January 1, 2022 LSEB Creative entered into a lease agreement with Mr. Starkman for payment of $800 ($1,000 CDN) per month for the use of the space. The lease includes all utilities and internet. The current term of the lease is 9 months with an option to renew.

Director Independence

We are not required to have a majority of independent directors on our Board of Directors. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Page | 56

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants for the years indicated, for the categories of services indicated.

	Years Ended March 31,
Category	2022	2021
Audit Fees	$7,000	$7,000
Audit Subsequent Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$7,000	$7,000

Audit Fees

For the Company’s fiscal years ended March 31, 2022 and 2021, we were billed approximately $7,000 (2021-$7,000) for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the Company’s fiscal years ended March 31, 2022 and 2021, we were not billed for professional services rendered for tax compliance, tax advice, or tax planning.

All Other Fees

The Company did not incur any other fees for the fiscal years ended March 31, 2022 and 2021.

PART IV

ITEM 15.  EXHIBITS AND SIGNATURES

EXHIBITS

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Page | 57

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSEB Creative Corp.

By:	/s/ Lauren Bentley
Lauren Bentley

President, Director, Principal Executive Officer,

By:	/s/ Jordan Starkman
Jordan Starkman Director, Chief Financial Officer, Principal Accounting Officer Dated: July 14, 2022.

Page | 58