Form 10-Q
period 2022-09-30
LSEB Creative Corp.
filed 2022-11-14
CIK 1888740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 14, 2022, there were 12,379,000  shares of the issuer’s common stock issued and outstanding.

LSEB CREATIVE CORP.

FORM 10-Q

September 30, 2022

Unaudited Financial Statements

LSEB Creative Corp.

Quarter ended September 30, 2022 and 2021

LSEB Creative Corp.

Financial Statements

For the Quarters ending September 30, 2022 and 2021

LSEB Creative Corp.
BALANCE SHEETS
(Expressed in US dollars)

	September 30,	March 31,
	2022	2022
	(Unaudited)	(Audited)
	$	$

ASSETS
Current assets
Cash	44,163	57,497
Prepayments and Other Receivables [Note 6]	8,666	4,002
Total current assets	52,829	61,499

Non-current assets
Equipment, net [Note 7]	1,177	1,375
Total assets	54,006	62,874

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	12,575	13,717
Accrued liabilities	6,093	—
Advances from a related party [Note 8]	3,443	1,517
Total current liabilities	22,111	15,234

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, Nil preferred shares outstanding at September 30 2022 (March 31, 2022: Nil),	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 12,379,000 common shares outstanding as at September 30, 2022 (March 31, 2022 : 12,019,000 ) [Note 10]	1,238	1,202
Additional paid-in capital [Note 10]	353,012	293,048
Accumulated deficit	(322,355)	(246,610)
Total stockholders’ deficiency	31,895	47,640
Total liabilities and stockholders’ deficiency	54,006	62,874

See accompanying notes

Going concern (Note 3)

Related party transactions (Note 9)

Contingencies and Commitments (Note 12)

Subsequent events (Note 13)

LSEB Creative Corp.
STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	For the	For the	For the	For the
	Quarter ended	Quarter ended	six months ended	six months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
EXPENSES
Advertising & promotion	2,146	1,106	4,079	1,587
General & Administrative Expenses	11,738	3,128	17,121	4,697
Consulting Expenses	9,130	15,000	23,288	15,000
Legal & Professional Fee	13,165	3,832	26,013	31,433
Depreciation [Note 7]	95	130	198	271
Total operating expenses	36,274	23,196	70,699	52,988
Net income/ (loss) from operations	(36,274)	(23,196)	(70,699)	(52,988)
Exchange Gain/(Loss)	(2,629)	(2,583)	(5,046)	(2,565)
Net income/(loss) from operations before income taxes	(38,903)	(25,779)	(75,745)	(55,553)
Income taxes	—	—	—	—
Net income/(loss) for the year	(38,903)	(25,779)	(75,745)	(55,553)

Loss per share, basic and diluted	(0.0032)	(0.0022)	(0.0063)	(0.0047)

Weighted average number of common shares outstanding	12,081,438	11,743,000	12,081,438	11,743,000

See accompanying notes

LSEB Creative Corp.
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (Unaudited)
(Expressed in US dollars)

	Common stock		Additional		Total
			paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficiency
		$	$	$	$

March 31, 2022	12,019,000	1,202	293,048	(246,610)	47,640
Stock based Compensation	—	—	—	—	—
Proceeds from shares issued	200,000	20	19,980	—	20,000
Net loss	—	—	—	(36,842)	(36,842)
June 30, 2022	12,219,000	1,222	313,028	(283,452)	30,798
Proceeds from shares issued	160,000	16	39,984	—	40,000
Net loss	—	—	—	(38,903)	(38,903)
September 30, 2022	12,379,000	1,238	353,012	(322,355)	31,895

March 31, 2021	10,673,000	1,067	158,583	(104,187)	55,463
Net loss	—	—	—	(29,774)	(29,774)
June 30, 2021	10,673,000	1,067	158,583	(133,961)	25,689
Stock based Compensation	150,000	15	14,985	—	15,000
Proceeds from shares issued	920,000	92	91,908	—	92,000
Net loss	—	—	—	(25,779)	(25,779)
September 30, 2021	11,743,000	1,174	265,476	(159,740)	106,910

See accompanying notes

LSEB Creative Corp.
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	For the	For the
	six months ended	six months ended
	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss for the year	(75,745)	(55,553)
Items not affecting cash
Depreciation	198	271
Stock based compensation	—	15,000
Change in trust account	—	60,000
Change in prepaid and sundry	(4,664)	15,000
Proceeds from Related Parties advances	—	1,775
Repayments of Related Parties advances	1,926	(16,351)
Change in accrued liability	6,093	(8,820)
Change in accounts payable	(1,142)	17,410
Net cash provided by (used) in operating activities	(73,334)	28,732

FINANCING ACTIVITIES
Proceed from issued shares	60,000	92,000
Net cash provided by/(used in) financing activities	60,000	92,000

Net decrease in cash during the year	(13,334)	120,732
Cash, beginning of year	57,497	14,494
Cash, end of quarter	44,163	135,226

See accompanying notes

LSEB Creative Corp.

Notes to Financial Statements

For the Quarters Ending September 30, 2022 and 2021

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

LSEB Creative Corp.

Notes to Financial Statements

For the Quarters Ending September 30, 2022 and 2021

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

As of September 30, 2022, the Company had a cash balance of $44,163 (March 31, 2022: $57,497). Cash includes cash on hand and balances with banks.

Reclassification

Certain prior year amounts have been reclassified for comparative purposes to conform to the current year financial statement presentation. These reclassifications had no effect on previous reported results of operations.

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

Advertising & Promotions

Advertising costs are recognized as expense in Statement of operations for the period when incurred. For the quarter ending September 30, 2022, company recognized $2,146 (September 30, 2021: $1,106)

Use of Estimates

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

For the Quarters Ending September 30, 2022 and 2021

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

For the Quarters Ending September 30, 2022 and 2021

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

The prepayment represents the amount paid pursuant of a lease agreement executed with one of the directors for the commercial unit used as office space by the company. The current term of lease is approx. USD $800 (CAD $1,000) per month for 8 months starting from January 2022 with an option to extend it with mutual consent. The Company executed a Lease Extension Agreement for an additional 12 month period starting September 1, 2022 and ending August 31, 2023 for USD $800 (CAD $1,000) per month.

LSEB Creative Corp.

Notes to Financial Statements

For the Quarters Ending September 30, 2022 and 2021

7.	EQUIPMENT

	September 30, 2022	March 31, 2022
Cost
Opening	2,744	2,744
Addition	—	—
Disposal	—	—
Closing	2,744	2,744
Accumulated Depreciation
Opening	1,369	867
Depreciation	198	502
Disposal	—	—
Closing	1,567	1,369
Net Book Value	1,177	1,375

8.	ADVANCES FROM A RELATED PARTY

These advances are from a shareholder of the Company. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

	September 30,	March 31,
	2022	2022
	$	$
Jordan Starkman	1,433	661
Lauren Bentley	2,010	856
TOTAL	3,443	1,517

9.	RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions for the quarter ending September 30, 2022 were Nil (September 30, 2021: $1,940).

In addition, the Company’s CEO Jordan Starkman is currently holding $20,000 Euro in escrow as agent on behalf of the Company, and will facilitate the transfer of 100% of these funds to the Company’s vendor on behalf of the Company prior to the December 31, 2022 quarter end.

10.	STOCKHOLDERS’ DEFICIENCY

Authorized stock

Preferred stock

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001.

Common stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001.

LSEB Creative Corp.

Notes to Financial Statements

For the Quarters Ending September 30, 2022 and 2021

10.	STOCKHOLDERS’ DEFICIENCY (Continued.)

Issued stock

Preferred stock

As at September 30, 2022, the company has not issued any preferred stock.

Common stock

As at September 30, 2022, the company has 12,379,000 shares of common stock issued and outstanding.

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

On May 19, 2022, the Company issued 100,000 common shares at $0.10 per share for cash payment of $10,000.

On May 24, 2022, the Company issued 100,000 common shares at $0.10 per share for cash payment of $10,000

On July 19, 2022, the Company issued 160,000 common shares at $0.25 per share for cash payment of $40,000

11.	COVID-19 AND MARKET UPDATE

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

LSEB Creative Corp.

Notes to Financial Statements

For the Quarters Ending September 30, 2022 and 2021

11.	COVID-19 AND MARKET UPDATE (Continued.)

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

12.	CONTINGENCIES AND COMMITMENTS

The Company has entered into a number of Consulting Agreements and pursuant to the Agreements the Company may be required to pay a 2%-3% finder’s fee associated with any new financings as of September 30, 2022. The Company has not paid a finder’s fee related to the capital raised as of September 30, 2022.

The Company has no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

13.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up November 14, 2022 the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to report.

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

From inception to September 30, 2022 we have incurred an accumulated deficit of $322,355.  The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Since September 30, 2022, and for the next 12 months comprising of 6 months in our 2023 fiscal year and 6 months during our fiscal year 2024, our business will be built across four key growth product categories including: (1) Women’s Swimwear, (2) Men’s Swimwear, (3) Women’s Beachwear, and (4) Accessories. Our growth plan is to achieve $500,000 in net revenues within the first 12 months following our official launch, with majority derived from category (1), Women’s Swimwear. To date, we have not generated any revenue. This is due to delays incurred by Covid-19, such as supplier and manufacturer closures, impaired supply chain, and travel restrictions.  The Company plans to complete a financing through a private offering for a minimum of $400,000 within the 12-month period following our September 30, 2022 quarter-end.  We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company. Given the Company is able to obtain financing, the Women’s Swimwear and Men’s Swimwear product category will commence immediately, as well as pre-launch functions outlined below. We intend to target consumers with on-line marketing, and businesses, including hotels and independent boutiques with direct mail, and pursuing contacts within the industry. The Company also expects to attend swimwear trade shows across the world.

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

Within 18 months following our September 30, 2022 quarter-end, our total sales forecast is $1,000,000. This target is comprised of $800,000 Women’s Swimwear and Men’s Swimwear categories, and $200,000 Beachwear and Accessories. We anticipate a sales growth rate of approximately 50% per year for our first 3 years operational.

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

As of our quarter end September 30, 2022, the Company has completed a number of the essential functions outlined above. Our first collection, which will launch in conjunction with the brand and ecommerce site early 2023, has been designed and technical illustrations have been completed. Out technical packages, which includes the technical sketches and all specifications on measurements, construction, trim and fabric Bill of Materials, and all additional information the manufacturing company will need, have been completed by an outsourced Technical Designer. A significant amount of focus went into the sourcing of collection trims and fabric, as well as brand packaging and labeling. The Company believes in sourcing based on quality, not ease, in order to develop superior product. Thus, all items are sourced from various countries and factories depending on capabilities, skills, and technologies. For our first collection, majority of items have been sourced from specialized, established suppliers in Italy, France, and Spain. The marketing mix is of large focus for the Company, as we understand the importance of marketing within the luxury market and its role in building brand recognition and credibility. For this reason, we have decided to utilize a third-party, bespoke marketing agency based out of London, England. Completed initial marketing projects include; the branding package, which includes the primary logo, secondary logo, and submark, in addition to the overall brand, story and packaging designs; and ecommerce website development, which will remain private until brand launch. The Company is on track with all necessary functions in order to meet deadlines, targeted timeframe of launch, and ultimately, all established Company goals.

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

An additional focus prior to brand launch will be the design of our second, follow-up collection. Our design team will begin the design process of this collection October to December 2022. All steps of the process will be completed in accordance with the fashion calendar in order to release said collection for May/June of 2023. This is essential to ensure consistent product offering and Company sales forecast is met.

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

Upon launch of our Spring/Summer 2023 collection, we will commence two key growth strategies; building a full-time team of staff and nurturing wholesale partnerships. We believe organically growing a team of full-time employees is essential in the future success of the business. Employees will be hired based on their suitability in the role and connection with the brand. We will take our time hiring the right person for each individual position as it is needed. By having a full-time team, we will gain the contacts, knowhow, manpower, and consistency needed to operate a successful luxury fashion brand.

Entering wholesale distribution opportunities upon brand launch will allow the Company to grow reach within key markets, sales, and brand recognition. The Company intends on partnering with top luxury retailers across North America and Europe, as well as particular independent retailers and hotel boutiques. The Company currently maintains relationships with targeted retailers but believes entering wholesale distribution will have the highest growth potential once the brand is established with sales to show. The partnerships we create will be strategically chosen based on brand values, style, price point, and expectations. We believe that by progressing into wholesale distribution will allow us to increase sales by approximately 50% consistently through year one to six. We will continue to maintain and gain said partnerships until launching the brand early 2022.

We have estimated that we will incur minimum expenses equal to $25,000 in the first 15 months following our September 30, 2022, quarter-end in order to maintain our business operations.  However, if we complete a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $400,000 within the 15 month period following the Company’s September 30, 2022 quarter-end.  Any capital raised will be through either a private placement and will result in the issuance of common shares from the Company’s authorized capital.

Working Capital	$74,000
Legal/Accounting	$25,000
Inventory	$100,000
Advertising and Marketing	$150,000
General Administrative	$10,000
Salaries and Customer Service	$25,000
Telephone	$1,000
Travel	$15,000
Total Expenses	$400,000

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements.  The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 15 months following our September 30, 2022 quarter-end.

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

 Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the six months ended September 30, 2022 and September 30, 2021, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $322,355 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the six months ended September 30, 2022 and September 30, 2021

Revenue

For the six months ended September 30, 2022 and September 30, 2021 we did not have any sales. The Company is in the process of launching a new e-commerce platform, laurenbentleyswim.com. The Company has been in the process of producing samples for the delivery to factories for production in order to generate revenues as the Company expands its operations.

Operating Income (Loss)

Operating expenses for the quarter ended September 30, 2022 were $36,274, as compared to $23,196 for the quarter ended September 30, 2021.Operating expenses for the six months ended September 30, 2022 were $70,699, as compared to $52,988 for the six month period ended September 30, 2021. This loss was due primarily to the professional fees, consulting fees, and other general and administrative expenses incurred.

 Net loss

The Company reported a net loss of $38,903 for the quarter ended September 30, 2022, and $25,779 for the quarter ended September 30, 2021, respectively. We also reported a net loss of $75,745 for the six month period ended September 30, 2022, and $55,553 for the six month period ended September 30, 2021, respectively.

During the six months ended September 30, 2022 the Company recorded $23,288 in consulting fees as compared to $15,000 for the six month period ended September 30, 2021. In addition, professional fees for the six month period ended September 30, 2022 were $26,013 as compared to the six month period ended September 30, 2021 $31,433. The decrease in professional fees were associated to lower legal fees in relation to the Company’s SEC filings. The Company expects professional fee costs to increase as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other entities or assets and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

The Company has also reported $11,738 in General and Administrative Expenses for the quarter ended September 30, 2022 as compared to $3,128 for the quarter ended September 30, 2021. The General and Administrative Expenses for the six month period ended September 30, 2022 were $17,121 as compared to the six month period ended September 30, 2021 $4,697. The increase in General and Administrative Expenses is primarily attributed to travel expense related to visiting our manufacturer in Porto, Portugal.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Income Tax

During the period from inception (April 3, 2019) to September 30, 2022, we had no provision for income taxes due to the net operating losses incurred.

Off Balance Sheet Financing

We have no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company has no revenue generating operations and has an accumulated deficit $322,355 as of September 30, 2022. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Period Ended September 30, 2022	Period Ended September 30, 2021
Net Cash Provided by (Used in) Operating Activities	$(73,334)	$28,732
Net Cash Used in Investing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	60,000	92,000
Net Increase (Decrease) in Cash	$(13,334)	$120,732

Our cash balance was $44,163 and $57,497 as of September 30, 2022, and as of March 31, 2022, respectively. We recorded a net loss of $75,745 for the six month period ended September 30, 2022, and $55,553 for the six month period ended September 30, 2021, respectively.

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

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During quarter ending September 30, 2022, the Company completed non-brokered private placements of 160,000 shares of common stock at $.25 per share for proceeds of $40,000.

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
Jordan Starkman Director, Chief Financial Officer, Principal Accounting Officer Dated: November 14, 2022.