Form 10-Q
period 2022-12-31
LSEB Creative Corp.
filed 2023-02-14
CIK 1888740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2022

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

As of February 14, 2023, there were 13,469,000 shares of the issuer’s common stock issued and outstanding.

LSEB CREATIVE CORP.

FORM 10-Q

December 31, 2022

Unaudited Financial Statements

LSEB Creative Corp.

Quarter ended December 31, 2022 and 2021

LSEB Creative Corp.

Financial Statements

For the Quarters ending December 31, 2022 and 2021

LSEB Creative Corp.
BALANCE SHEETS
(Expressed in US dollars)

	December 31,	March 31,
	2022	2022
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets
Cash	61,845	57,497
Advances to suppliers	26,331	—
Inventory	3,526	—
Prepayments and Other Receivables [Note 6]	5,906	4,002
Total current assets	97,608	61,499

Non-current assets
Equipment, net [Note 7]	1,089	1,375
Total assets	98,697	62,874

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	3,958	13,717
Accrued liabilities	3,627	—
Advances from a related party [Note 8]	2,760	1,517
Total current liabilities	10,345	15,234

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, Nil preferred shares outstanding at December 31 2022 (March 31, 2022: Nil),	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 13,329,000 common shares outstanding as at December 31, 2022 (March 31, 2022 : 12,019,000) [Note 10]	1,333	1,202
Stock subscription receivable	(2,584)	—
Additional paid-in capital [Note 10]	447,977	293,048
Accumulated deficit	(358,374)	(246,610)
Total stockholders’ deficiency	88,352	47,640
Total liabilities and stockholders’ deficiency	98,697	62,874

See accompanying notes

Going concern (Note 3)
Related party transactions (Note 9)
Contingencies and Commitments (Note 11)
Subsequent events (Note 12)

Page | 1

LSEB Creative Corp.
STATEMENTS OF OPERATIONS (Unaudited)
(Expressed in US dollars)

	For the	For the	For the	For the
	three months ended	three months ended	nine ended	nine ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	$	$	$	$
EXPENSES
Advertising & promotion	3,338	1,003	7,417	2,590
General & Administrative Expenses	5,326	2,784	22,447	7,481
Consulting Expenses	21,111	15,100	44,399	30,100
Legal & Professional Fee	5,845	6,520	31,858	37,953
Depreciation [Note 7]	88	120	286	391
Total operating expenses	35,708	25,527	106,407	78,515
Net income/ (loss) from operations	(35,708)	(25,527)	(106,407)	(78,515)
Exchange Gain/(Loss)	(311)	(67)	(5,357)	(2,632)
Net income/(loss) from operations before income taxes	(36,019)	(25,594)	(111,764)	(81,147)
Income taxes	—	—	—	—
Net income/(loss) for the year	(36,019)	(25,594)	(111,764)	(81,147)

Loss per share, basic and diluted	(0.0029)	(0.0022)	(0.0091)	(0.0071)

Weighted average number of common shares outstanding	12,261,137	11,401,849	12,261,137	11,401,849

See accompanying notes

Page | 2

LSEB Creative Corp.
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (Unaudited)
(Expressed in US dollars)

			Stock	Additional		Total
	Common stock		subscription	paid-in	Accumulated	stockholders’
	Shares	Amount	receivable	capital	deficit	deficiency
		$	$	$	$	$
March 31, 2022	12,019,000	1,202	—	293,048	(246,610)	47,640
Proceeds from shares issued	200,000	20	—	19,980	—	20,000
Net loss	—	—	—	—	(36,842)	(36,842)
June 30, 2022	12,219,000	1,222	—	313,028	(283,452)	30,798
Proceeds from shares issued	160,000	16	—	39,984	—	40,000
Net loss	—	—	—	—	(38,903)	(38,903)
September 30, 2022	12,379,000	1,238	—	353,012	(322,355)	31,895
Stock based Compensation	150,000	15	—	14,985	—	15,000
Proceeds from shares issued	800,000	80	(2,584)	79,980	—	77,476
Net loss	—	—	—	—	(36,019)	(36,019)
December 31, 2022	13,329,000	1,333	(2,584)	447,977	(358,374)	88,352

March 31, 2021	10,673,000	1,067	—	158,583	(104,187)	55,463
Net loss	—	—	—	—	(29,774)	(29,774)
June 30, 2021	10,673,000	1,067	—	158,583	(133,961)	25,689
Stock based Compensation	150,000	15	—	14,985	—	15,000
Proceeds from shares issued	920,000	92	—	91,908	—	92,000
Net loss	—	—	—	—	(25,779)	(25,779)
September 30, 2021	11,743,000	1,174	—	265,476	(159,740)	106,910
Stock based Compensation	151,000	15	—	15,085	—	15,100
Proceeds from shares issued	125,000	13	—	12,487	—	12,500
Net loss	—	—	—	—	(25,594)	(25,594)
December 31, 2021	12,019,000	1,202	—	293,048	(185,334)	108,916

See accompanying notes

Page | 3

LSEB Creative Corp.
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	For the	For the
	nine months ended	nine months ended
	December 31, 2022	December 31, 2021
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss for the year	(111,764)	(81,147)
Items not affecting cash
Depreciation	286	391
Stock based compensation	15,000	30,100
Changes in Operating assets & liabilities
Change in trust account	—	60,000
Change in inventory	(3,526)	—
Change in prepaid and sundry	(1,904)	819
Change in advances to suppliers	(26,331)	—
Proceeds from Related Parties advances	(478)	2,794
Repayments of Related Parties advances	1,721	(23,242)
Change in accrued liability	3,627	(10,000)
Change in accounts payable	(9,759)	7,058
Net cash provided by (used) in operating activities	(133,128)	(13,227)

FINANCING ACTIVITIES
Proceed from issued shares	137,476	104,500
Net cash provided by/(used in) financing activities	137,476	104,500

Net decrease in cash during the year	4,348	91,273
Cash, beginning of year	57,497	14,494
Cash, end of quarter	61,845	105,767

See accompanying notes

Page | 4

LSEB Creative Corp.

Notes to Financial Statements

For the Quarters Ending December 31, 2022 and 2021

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

The Company operates under the web-site address lsebcreative.com and its e-commerce platform laurenbentleyswim.com which is complete however due to Covid, the Company was waiting for the appropriate time to launch and make the site live. The Company expects to launch the brand with its first collection in the summer 2023.

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

The accompanying financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown. The preparation of these financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

Page | 5

LSEB Creative Corp.

Notes to Financial Statements

For the Quarters Ending December 31, 2022 and 2021

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

As of December 31, 2022, the Company had a cash balance of $61,845 (March 31, 2022: $57,497). Cash includes cash on hand and balances with banks.

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

Advertising & Promotions

Advertising costs are recognized as expense in Statement of operations for the period when incurred. For the nine month period ending December 31, 2022, company recognized $3,338 (December 31, 2021: $1,003)

Use of Estimates

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

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. The net realizable value is the estimated selling price in the ordinary course of business, less the cost of completion and selling expenses.

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

Page | 6

LSEB Creative Corp.

Notes to Financial Statements

For the Quarters Ending December 31, 2022 and 2021

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued.)

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

Page | 7

LSEB Creative Corp.

Notes to Financial Statements

For the Quarters Ending December 31, 2022 and 2021

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued.)

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

In April 2021, the FASB issued ASU 2021-04 to codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. The Company does not expect that the new guidance will significantly impact its condensed financial statements.

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

Page | 8

LSEB Creative Corp.

Notes to Financial Statements

For the Quarters Ending December 31, 2022 and 2021

7.	EQUIPMENT

	December 31, 2022	March 31, 2022
Cost
Opening	2,744	2,744
Addition	—	—
Disposal	—	—
Closing	2,744	2,744
Accumulated Depreciation
Opening	1,369	867
Depreciation	286	502
Disposal	—	—
Closing	1,655	1,369
Net Book Value	1,089	1,375

8.	ADVANCES FROM A RELATED PARTY

These advances are from a shareholder of the Company. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

	December 31,	March 31,
	2022	2022
	$	$
Jordan Starkman	1,004	661
Lauren Bentley	1,756	856
TOTAL	2,760	1,517

9.	RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions for the quarter ending December 31, 2022 were 4,415 (December 31, 2021: $930). The related party transactions is attributed to Lauren Bentley’s consulting fees for the quarter ending December 31, 2022.

In addition, the Company’s CFO Jordan Starkman was holding $20,000 Euro in escrow as agent on behalf of the Company which was transferred to the Company’s vendor on November 18, 2022 as a partial payment for the Company’s production invoice.

Page | 9

LSEB Creative Corp.

Notes to Financial Statements

For the Quarters Ending December 31, 2022 and 2021

10.	STOCKHOLDERS’ DEFICIENCY

Authorized stock

Preferred stock

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001.

Common stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001.

Issued stock

Preferred stock

As at December 31, 2022, the company has not issued any preferred stock.

Common stock

As at December 31, 2022, the company has 13,329,000 shares of common stock issued and outstanding.

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

On November 15, 2022, the Company issued 100,000 common shares at $0.10 per share for cash payment of $10,000.

On November 30, 2022, the Company issued 100,000 common shares at $0.10 per share. The company received $7,416. The remaining $2,584 is receivable as shown under “Stock subscription receivable”. The remaining amount of $2,584 was received by the Company subsequent to the period ended December 31, 2022.

Page | 10

LSEB Creative Corp.

Notes to Financial Statements

For the Quarters Ending December 31, 2022 and 2021

On December 1, 2022, the Company issued 150,000 common shares for consulting services at $0.10 per share. The Company recognized the total amount of $15,000 as Consulting expense in Statement of Operations.

On December 8, 2022, the Company issued 600,000 common shares at $0.10 per share for cash payment of $60,000.

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

Management still continues to monitor the short and long-term impacts of the pandemic. We continue to be cautiously optimistic about the markets in which we operate and the customers we serve; however, should there be a slowdown in economic activity due to an increase in more contagious variants of the virus or surges in the number of cases, it is possible that projects could be delayed or canceled or that we could experience further realignment of timelines for launch of the brand.

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

The Company has entered into a number of Consulting Agreements and pursuant to the Agreements the Company may be required to pay a 2%-3% finder’s fee associated with any new financings as of December 31, 2022. The Company has not paid a finder’s fee related to the capital raised as of December 31, 2022.

The Company has no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

13.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up February 14, 2023 the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to report except for the following:

On January 12, 2023, the Company issued 140,000 common shares at $0.10 per share for cash payment of $14,000.

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

From inception to December 31, 2022 we have incurred an accumulated deficit of $358,374.  The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

The Company is actively seeking financing for its current business operation.  The Company is optimistic that the financing will be secured and the going concern risk will be removed.   Any capital raised will be through a private placement and will result in the issuance of shares of common stock from the Company’s authorized capital.

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

Since December 31, 2022, and for the next 12 months comprising of 3 months in our 2023 fiscal year and 9 months during our fiscal year 2024, our business will be built across four key growth product categories including: (1) Women’s Swimwear, (2) Men’s Swimwear, (3) Women’s Beachwear, and (4) Accessories. Our growth plan is to achieve $500,000 in net revenues within the first 12 months following our official launch, with majority derived from category (1), Women’s Swimwear. To date, we have not generated any revenue. This is due to delays incurred by Covid-19, such as supplier and manufacturer closures, impaired supply chain, and travel restrictions.  The Company plans to complete a financing through a private offering for a minimum of $400,000 within the 12-month period following our December 31, 2022 quarter-end.  We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company. Given the Company is able to obtain financing, the Women’s Swimwear and Men’s Swimwear product category will commence immediately, as well as pre-launch functions outlined below. We intend to target consumers with on-line marketing, and businesses, including hotels and independent boutiques with direct mail, and pursuing contacts within the industry. The Company also expects to attend swimwear trade shows across the world.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition. In the unlikely scenario that we are not successful in financing our target of $400,000 or above through a private offering within the first 12-month period~~,~~ we will delay the launch of the Women’s Beachwear, and move forward solely with Men’s and Women’s Swimwear.

Within 18 months following our December 31, 2022 quarter-end, our total sales forecast is $1,200,000. This target is comprised of $1,000,000 Women’s Swimwear and Men’s Swimwear categories, and $200,000 Beachwear and Accessories. We anticipate a sales growth rate of approximately 50% per year for our first 3 years operational.

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

As of our quarter end December 31, 2022, the Company has completed a number of the essential functions outlined above. Our first collection, which will launch in conjunction with the brand and ecommerce site mid 2023, has been designed and technical illustrations have been completed. Out technical packages, which includes the technical sketches and all specifications on measurements, construction, trim and fabric Bill of Materials, and all additional information the manufacturing company will need, have been completed by an outsourced Technical Designer. A significant amount of focus went into the sourcing of collection trims and fabric, as well as brand packaging and labeling. The Company believes in sourcing based on quality, not ease, in order to develop superior product. Thus, all items are sourced from various countries and factories depending on capabilities, skills, and technologies. For our first collection, majority of items have been sourced from specialized, established suppliers in Italy, France, and Spain. The marketing mix is of large focus for the Company, as we understand the importance of marketing within the luxury market and its role in building brand recognition and credibility. For this reason, we have decided to utilize a third-party, bespoke marketing agency based out of London, England. Completed initial marketing projects include; the branding package, which includes the primary logo, secondary logo, and submark, in addition to the overall brand, story and packaging designs; and ecommerce website development, which will remain private until brand launch. The Company is on track with all necessary functions in order to meet deadlines, targeted timeframe of launch, and ultimately, all established Company goals.

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

An additional focus prior to brand launch will be the design of our second, follow-up collection. Our design team will begin the design process of this collection December 2022 – March 2023. All steps of the process will be completed in accordance with the fashion calendar in order to release said collection for May/June of 2023. This is essential to ensure consistent product offering and Company sales forecast is met.

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

Upon launch of our Summer 2023 collection, we will commence two key growth strategies; building a full-time team of staff and nurturing wholesale partnerships. We believe organically growing a team of full-time employees is essential in the future success of the business. Employees will be hired based on their suitability in the role and connection with the brand. We will take our time hiring the right person for each individual position as it is needed. By having a full-time team, we will gain the contacts, knowhow, manpower, and consistency needed to operate a successful luxury fashion brand.

Entering wholesale distribution opportunities upon brand launch will allow the Company to grow reach within key markets, sales, and brand recognition. The Company intends on partnering with top luxury retailers across North America and Europe, as well as particular independent retailers and hotel boutiques. The Company currently maintains relationships with targeted retailers but believes entering wholesale distribution will have the highest growth potential once the brand is established with sales to show. The partnerships we create will be strategically chosen based on brand values, style, price point, and expectations. We believe that by progressing into wholesale distribution will allow us to increase sales by approximately 50% consistently through year one to five. We will continue to maintain and gain said partnerships until launching the brand mid 2023.

We have estimated that we will incur minimum expenses equal to $25,000 in the first 12 months following our December 31, 2022, quarter-end in order to maintain our business operations.  However, if we complete a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $400,000 within the 12 month period following the Company’s December 31, 2022 quarter-end.  Any capital raised will be through either a private placement and will result in the issuance of common shares from the Company’s authorized capital.

Working Capital	$74,000
Legal/Accounting/Filings	$25,000
Inventory	$150,000
Advertising and Marketing	$100,000
General Administrative	$10,000
Salaries and Customer Service	$25,000
Telephone	$1,000
Travel	$15,000
Total Expenses	$400,000

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements.  The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 12 months following our December 31, 2022 quarter-end.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the nine months ended December 31, 2022 and December 31, 2021, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $358,374 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the nine months ended December 31, 2022 and December 31, 2021

Revenue

For the nine months ended December 31, 2022 and December 31, 2021 we did not have any sales. The Company is in the process of launching a new e-commerce platform, laurenbentleyswim.com. The Company has been in the process of producing samples for the delivery to factories for production in order to generate revenues as the Company expands its operations.

Operating Income (Loss)

Operating expenses for the quarter ended December 31, 2022 were $35,708, as compared to $25,527 for the quarter ended December 31, 2021.Operating expenses for the nine months ended December 31, 2022 were $106,407, as compared to $78,515 for the nine month period ended December 31, 2021. This loss was due primarily to the professional fees, consulting fees, and other general and administrative expenses incurred.

 Net loss

The Company reported a net loss of $36,019 for the quarter ended December 31, 2022, and $25,594 for the quarter ended December 31, 2021, respectively. We also reported a net loss of $111,764 for the nine month period ended December 31, 2022, and $81,147 for the nine month period ended December 31, 2021, respectively.

During the nine months ended December 31, 2022 the Company recorded $44,399 in consulting fees as compared to $30,100 for the nine month period ended December 31, 2021. In addition, professional fees for the nine month period ended December 31, 2022 were $31,858 as compared to the nine month period ended December 31, 2021 $37,953. The Company expects professional and legal fees to remain consistent going forward as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other entities or assets and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

The Company has also reported $5,326 in General and Administrative Expenses for the quarter ended December 31, 2022 as compared to $2,784 for the quarter ended December 31, 2021. The General and Administrative Expenses for the nine month period ended December 31, 2022 were $22,447 as compared to the nine month period ended December 31, 2021 $7,481. The increase in General and Administrative Expenses is primarily attributed to travel expense related to visiting our manufacturer in Porto, Portugal.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Income Tax

During the period from inception (April 3, 2019) to December 31, 2022, we had no provision for income taxes due to the net operating losses incurred.

Off Balance Sheet Financing

We have no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company has no revenue generating operations and has an accumulated deficit $358,374 as of December 31, 2022. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Period Ended December 31, 2022	Period Ended December 31, 2021
Net Cash Provided by (Used in) Operating Activities	$(133,128)	$(13,227)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	137,476	104,500
Net Increase (Decrease) in Cash	$4,348	$91,273

Our cash balance was $61,845 and $57,497 as of December 31, 2022, and as of March 31, 2022, respectively. We recorded a net loss of $111,764 for the nine month period ended December 31, 2022, and $81,147 for the nine month period ended December 31, 2021, respectively.

We believe we can satisfy our cash requirements for the next 12 months. We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 12 months will total approximately $25,000. Legal and accounting expenses of $20,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash balance of $61,845, additional financing, net sales, and if needed, an advance from our directors, Lauren Bentley and Jordan Starkman. Currently there is no firm loan commitment between the Company and Lauren Bentley and Jordan Starkman in place. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised.  The foregoing represents our best estimate of our cash needs based on our current business condition.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.  It is currently expected that the Company will spend an additional $250,000 in variable costs relating to marketing and business development that will be funded from future financings.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, the production of our swimwear, and marketing expenses for our business operations.  We anticipate generating revenues once the brand is launched within the next six months. The success of our operations is dependent on attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations.  Even without adequate revenues within the next 12 months, we still anticipate being able to continue with our present activities, but we may require financing to achieve our profit, revenue, and growth goals.

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

The Company is currently seeking funding for our continued operations.  The Company intends to raise a minimum of $400,000 and a maximum of $1,000,000 in order to expand the introduction of the www.laurenbentleyswim.com e-commerce site to the retail community and fashion world. The Company expects to launch the site mid 2023. To achieve our goals the Company expects to commit the majority of its funding to production of the swimwear lines, and to the advertising of the Company’s web site. There is no assurance that the company will be able to raise the capital required to complete its goal and objectives and the Company is currently seeking capital to further its business plan.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.  There are no agreements with any parties at this point in time for additional funding; however, we are in preliminary discussions with various funders in the US.

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

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During quarter ending December 31, 2022, the Company completed non-brokered private placements of 800,000 shares of common stock at $.10 per share for proceeds of $80,000. In addition, the Company issued 150,000 shares pursuant to a Consulting Agreement.

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
Jordan Starkman Director, Chief Financial Officer, Principal Accounting Officer Dated: February 14, 2023.