Form 10-K
period 2023-03-31
LSEB Creative Corp.
filed 2023-07-14
CIK 1888740

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023.

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

Title of each class registered: None
Name of each exchange on which registered: None
Trading symbol: LSEB

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

The aggregate market value of the 5,469,000 shares of voting common equity held by non-affiliates of the registrant as of March 31, 2023 was $546,900 computed by reference to the private placement price at which the common equity was last sold (which was $0.10 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of July 14, 2023, the registrant had 14,011,000 shares issued and outstanding.

Documents Incorporated by Reference:

None.

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company” or “LSEB Creative” are to the combined business of LSEB Creative Corp.

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

From inception to March 31, 2023 we have incurred an accumulated deficit of $390,981.  Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. The Company currently has no revenue, and has limited operating history. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

The Company is actively seeking financing for its current business operation.  The Company is optimistic that the financing will be secured and the going concern risk will be removed.   Any capital raised will be through a private placement and will result in the issuance of shares of common stock from the Company’s authorized capital.

We do not consider our self a blank check company and we do not have any plan, arrangement, or understanding to engage in a merger or acquisition with any other entity. We do not consider ourselves a blank check company, as we have a specific business plan and have moved forward with our business operations including placing our first order with our factory in Portugal. Specifically, we, while in the development stage, are proceeding with our business plan by constructing and implementing an automated website. We have taken certain steps in furtherance of this business plan including establishing the website and the establishment of relationships with suppliers and manufacturers.

Swimwear Market Trends

The Company believes the outlook for the swimwear industry, and LSEB in particular, is very promising. Swimming is one of the most popular leisure and fitness activities globally. The demand for swimwear is increased by consumers’ interest in swimming and the number of family beach vacations, which fuels the market’s expansion. Furthermore, the swimwear market is expanding due to consumers leading healthier lifestyles and participating in more water sports like swimming. In addition, factors including the rise in women’s demand for high-end swimwear, the expansion of public and private swimming facilities, and the adoption of e-commerce platforms all contribute to the market’s rapid progress. Product demand is being driven by the global increase in population and product innovation to meet the need for specialized clothing for water sports and poolside or beachside vacations.

Over the next several years, LSEB is expected to benefit significantly from certain favorable demographic and industry trends. Based on SkyQuest’s global research, in the sports & swimwear segment, the product volume is expected to amount to 4,376.4m pieces by 2028, and it’s anticipated to show a volume growth of 3.8% in 2025. Such substantial growth projections indicate lucrative opportunities for market participants active in the swimwear market. According to SkyQuest, the women’s swimwear application segment held a 52.4% revenue share in 2022 and is projected to witness lucrative growth to reach 57.6% by 2028 with a CAGR of 6.2%. Women are buying more swimsuits because they want to look chic at the beach or pool. Innovative product ranges are in high demand in the global women’s swimwear market. It has inspired manufacturers to release cutting-edge swimwear, like swimsuits that block damaging U.V. radiation and smart swimwear. Thus, the development of the swimsuit market as a whole will benefit from these novel products.

North America is predicted to reach 32.5% of the market share in the coming years. The United States is the most important market in North America for swimwear. The market in this region will grow faster than the market in Europe. The rising number of people participating in swimming activities will aid the growth of the swimwear market in North America in addition to an ongoing rise in leisure goods spending. The Asia Pacific region has positioned itself as the largest regional market for swimwear products. Population growth, rising health awareness, and product innovation are expected to fuel market expansion in the region’s developed economies. Furthermore, domestic growth in water sports and fitness participation among developing countries such as China and India is expected to influence regional market growth positively.

The Global Swimwear Market Size was valued at 21.43 billion USD in 2021, and it is expected to reach a value of 30.5 billion USD by 2028, at a CAGR of 5.8% over the forecast period (2022-2028). It is clear that consumers are not only willing to invest in swimwear goods, but are seeking new brands and product assortment. The swimwear market is being driven by the rising rate of global population and product innovation to meet the need for specialized clothes for water activities and vacations by the pool or beach. It is expected that consumers will acquire various types of swimsuit goods based on their comfort, activities, and fashion appeal as a result of rapid changes in fashion trends and a rise in disposable money. Women from many cultures are becoming more and more interested in designer swimwear that enhances the slimming effect and gives value-added features such as practical cuts and fashionable designs. The growth of the spa and beauty sectors as well as rising female demand for specialty swimwear are in part driving the swimwear and beachwear market. Swimming is thought to be the most well-liked sport and leisure activity. Growing fitness concerns among people of all ages are boosting interest in swimming as the finest physical activity. In turn, this is laying the groundwork for the mass purchasing of swimwear products. The market is also being driven by growing technical and process innovation in developed economies. The market has grown as a result of the development of numerous types of sophisticated fabrics that maintain their colour for a longer amount of time and are resistant to chlorine.

Asia-Pacific and Latin America, Middle East and Africa (LAMEA) collectively contributed a global market share of over 30 percent in 2020. Asia-Pacific individually is projected to grow at a “significant” CAGR of 8.4 percent. Key players in the global swimwear industry include Haddow Group Plc, Nike Inc., Boardriders, Inc., Arena Italia S.p.A., O’Neill, Inc., Swimwear Anywhere, Inc., Adidas AG, Gap Inc., Phillips-Van Heusen Corporation (PVH Corp.), and Perry Ellis International Inc (Allied Market Research). Recent movement in the industry includes Perry Ellis International, Inc., entering into Nike Swim distribution agreements in Latin America with R1 Sports Ltda in Brazil, Uldin SA in Argentina, Uruguay and Paraguay, Superdeporte Plus Peru S.A.C in Peru, Bolivia, and Ecuador.

Luxury in Swimwear

As of 2021, luxury accounted for 9% of the women’s swimwear market. By 2025, the market share is expected to grow to 16%, with most-stocked brands being Eres, Solid & Striped, and Melissa Obadash. Luxury e-commerce platforms, such as Farfetch and Matches, have increased their women’s swimwear offerings from anywhere between 288 – 349%. Market forecasters believe that it’s the global luxury e-commerce retailers who will be most successful in expanding the swimwear category (Edited.com).

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

Our company stands for the highest level of quality, thus our materials and trims are sourced from various countries across the world; each geographic region and specific factory have individual capabilities, skills, and technologies. Our belief is to source based on quality, not ease. Manufacturing will take place in Europe, as this is where craftsmanship was born. Here we will find the best of swimwear, intimates, and dressmaking ateliers. The Company currently has relationships with the following suppliers Carvico USA Inc, Eurojersey S.p.A, Tessitura Taiana Virgilio S.p.A, Lampo by Ditta Giovanni Lanfranchi S.p.A,, and Chargeurs * PCC Fashion Technologies.

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

Technology

Our ecommerce platform is powered by a bespoke Wordpress website - developed by Stories Design Studio Ltd., - as Wordpress software is secure, easy to use, and offers features such as responsive web design, search engine optimization (SEO), and fully customized pages. It’s these key features that set Wordpress apart from other ecommerce software and will allow us to build an advanced platform for our customers to shop.

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

Mobile and Web Marketing/Sales

One of the major market trends influencing the growth of the swimsuit industry is the expansion of online and omnichannel retail. The fastest-growing segment of the global retail industry is e-retailing. Because of the widespread usage of internet services, the stronger economy, and the advancement of purchase and delivery possibilities brought about by the emergence of e-commerce, online shopping through smart devices has become increasingly popular over time. The importance of omnichannel retailing has grown as a viable substitute for interacting with customers both online and offline. In turn, this will fuel the expansion of the swimwear market over the coming years.

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

Payment Handling

For our website business, LSEB will accept all major credit cards in addition to PayPal through our ecommerce web site.

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

Employees

As of March 31, 2023, we currently have one full time employee, Lauren Bentley, who does not have a formal employment agreement. We plan to hire additional employees as needed as the Company grows. In addition, Jordan Starkman is the CFO and he does not have a formal employment agreement. Furthermore, the Company has 2 consultants working for the Company related to the design and patterns for the swimwear.

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

We were incorporated in Wyoming in April 3, 2019. With the exception of $2,710 in cash on March 31, 2023, we have no significant financial resources and no revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history and no brand recognition, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. From inception to March 31, 2023, we have incurred an accumulated deficit of $390,981, and as of the twelve months ending March 31, 2023 we have incurred a net loss of $144,371. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan.

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

Our business is affected by the general seasonal trends common to the retail swimwear industry. This seasonality may adversely affect our business and cause our results of operations to fluctuate, and, as a result, we believe that comparisons of our operating results between different quarters within a single fiscal year are not necessarily meaningful and that results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, the Company plans to sell worldwide alleviating some of the seasonality risk.

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

The facts considered in determining the offering price of $0.10 were our financial condition and prospects, our limited operating history and the general condition of the securities market. The offering price bears no relationship to the book value, assets or earnings of our company or any other recognized criteria of value. The offering price should not be regarded as an indicator of the future market price of the securities.

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

Our Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock, par value $0.0001 per share, of which 13,569,000 shares are issued and outstanding as of March 31, 2023. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then-existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Secondary trading in common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Because our directors, Ms. Bentley and Mr. Starkman, own a majority of our outstanding common stock, they could authorize our Board of Directors to determine the relative rights and preferences of preferred shares without further stockholder approval. As a result, our Board of Directors could then authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as a holder of common stock.

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

The private placement price of $0.10 per share of common stock was arbitrarily determined by the Company and is unrelated to specific investment criteria, such as the assets or past results of the Company’s operations. In determining the offering price, the Company considered such factors as the prospects, if any, of similar companies, the previous experience of management, the Company’s anticipated results of operations, and the likelihood of acceptance of this offering.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office location and mailing address is 30 N. Gould St. #4000, Sheridan, WY 82801. Currently, this space is sufficient to meet our office, and telephone facility needs; however, if we expand our business to a significant degree, we will have to find a larger space. In addition, the Company has an office in Toronto, Canada. The premises is leased by Jordan Starkman and as of January 1, 2022 LSEB Creative entered into a 8 month lease agreement with Mr. Starkman for payment of USD $800 (CAD $1,000) per month for the use of the space. The Company executed a Lease Extension Agreement for an additional 12 month period starting September 1, 2022 and ending August 31, 2023 for USD $800 (CAD $1,000) per month. The lease includes all utilities and internet. The Company is also currently looking for additional office space in Miami, Fl, and in the United Kingdom.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is quoted on OTC Markets under symbol “LSEB”. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

As of March 31, 2023, we have issued 13,569,000 shares of common stock since the Company’s inception on April 3, 2019. As of March 31, 2023, we had no outstanding shares of preferred stock, options, warrants, notes payable convertible into capital stock, or other securities that are convertible into shares of common stock.

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

Holders

As of the March 31, 2023, we had 55 stockholders of our common stock. As of such date, 13,569,000 shares were issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended March 31, 2023, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

Sale of Unregistered Securities

As at March 31, 2023, the company has 13,569,000 shares of common stock issued and outstanding.

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

On November 30, 2022, the Company issued 100,000 common shares at $0.10 per share. The company received $7,416. The remaining $2,584 is receivable as shown under “Stock subscription receivable”. The remaining amount of $2,584 was received by the Company on January 3, 2023.

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

On March 8, 2023, the Company issued 50,000 common shares at $0.10 per share for cash payment of $5,000.

On March 21, 2023, the Company issued 50,000 common shares at $0.10 per share for cash payment of $5,000.

The sales and issuances of the securities described above were made pursuant to the exemptions from registration contained into Section 4(a)(2) of the Securities Act, Regulation D under the Securities Act, or not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. In addition, none of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

ITEM 6.  SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K.   Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements and summary of selected financial data for LSEB Creative Corp. Such discussion represents only the best present assessment from our Management.

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

Overview

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

During the year ended March 31, 2023 we have incurred a net loss of $144,371 and have an accumulated deficit of $390,981 as of March 31, 2023. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Plan of Operation

Since March 31, 2023, and for the next 12 months during our fiscal year 2024, our business will be built across four key growth product categories including: (1) Women’s Swimwear, (2) Men’s Swimwear, (3) Women’s Beachwear, and (4) Accessories. Our growth plan is to achieve $500,000 in net revenues within the first 12 months following our official launch, with majority derived from category (1), Women’s Swimwear. To date, we have not generated any revenue. This is due to delays incurred by Covid-19, such as supplier and manufacturer closures, impaired supply chain, and travel restrictions.  The Company plans to complete a financing through a private offering for a minimum of $400,000 within the 12-month period following our March 31, 2023 year-end.  We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company. Given the Company is able to obtain financing, the Women’s Swimwear and Men’s Swimwear product category will commence immediately, as well as pre-launch functions outlined below. We intend to target consumers with on-line marketing, and businesses, including hotels and independent boutiques with direct mail, and pursuing contacts within the industry. The Company also expects to attend swimwear trade shows across the world.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition. In the unlikely scenario that we are not successful in financing our target of $400,000 or above through a private offering within the first 12-month period following our March 31 year-end~~,~~ we will delay the launch of the Women’s Beachwear, and move forward solely with Men’s and Women’s Swimwear.

Within 24 months following our March 31, 2023 year-end, our total sales forecast is $1,200,000. This target is comprised of $1,000,000 Women’s Swimwear and Men’s Swimwear categories, and $200,000 Beachwear and Accessories. We anticipate a sales growth rate of approximately 50% per year for our first 3 operational years.

The Company has executed all essential pre-launch functions, including but not limited to, collection design, technical illustrations and specification, sourcing trims, fabrics, and yarn, sample making, pattern drafting, manufacturer bulk order placement, and various marketing projects. As the Company performs each function, our management team will make decisions based on the interest of consumer satisfaction and Company profitability. These functions will prepare the Company for a B2C distribution channel upon launch, as well as B2B wholesale partnerships for future growth opportunities. Additionally, they will align the Company to achieve our average target margin of 55-65% across our four key product categories.

As of our year end March 31, 2023, the Company has completed a number of the essential functions outlined above. Our first collection, which will launch in conjunction with the brand and ecommerce site mid 2023, has been designed and technical illustrations have been completed. Out technical packages, which includes the technical sketches and all specifications on measurements, construction, trim and fabric Bill of Materials, and all additional information the manufacturing company will need, have been completed by an outsourced Technical Designer. A significant amount of focus went into the sourcing of collection trims and fabric, as well as brand packaging and labeling. The Company believes in sourcing based on quality, not ease, in order to develop superior product. Thus, all items are sourced from various countries and factories depending on capabilities, skills, and technologies. For our first collection, majority of items have been sourced from specialized, established suppliers in Italy, France, and Spain. The marketing mix is of large focus for the Company, as we understand the importance of marketing within the luxury market and its role in building brand recognition and credibility. For this reason, we have decided to utilize a third-party, bespoke marketing agency based out of London, England. Completed initial marketing projects include; the branding package, which includes the primary logo, secondary logo, and submark, in addition to the overall brand, story and packaging designs; and ecommerce website development, which will remain private until brand launch. The Company is on track with all necessary functions in order to meet deadlines, targeted timeframe of launch, and ultimately, all established Company goals.

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

An additional focus prior to brand launch will be the design of our second, follow-up collection. Our design team has begun the design process of this collection and samples have been produced. All steps of the process will be completed in accordance with the fashion calendar in order to release said collection for October/November of 2023. This is essential to ensure consistent product offering and Company sales forecast is met.

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

We have estimated that we will incur minimum expenses equal to $25,000 in the year following our March 31, 2023, year-end in order to maintain our business operations. However, if we complete a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $400,000 within the 12 month period following the Company’s 2023 year-end. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

Working Capital	$74,000
Legal/Accounting	$25,000
Inventory	$100,000
Advertising and Marketing	$150,000
General and administrative	$10,000
Salaries and Customer Service	$25,000
Telephone	$1,000
Travel	$15,000
Total Expenses	$400,000

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements. The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 18 months following our March 31, 2023 year-end.

Results of Operations for the years ended March 31, 2023 and 2022

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended March 31, 2023 and March 31, 2022, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has no revenue generating operations and has an accumulated deficit $390,981 as of March 31, 2023 since its inception and requires capital for its contemplated operational and marketing activities to take place. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, our auditors opinion has raised substantial doubt about our ability to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Revenue

For the years ended March 31, 2023 and March 31, 2022 we did not have any sales. The Company is in the process of launching a new e-commerce platform, laurenbentleyswim.com. The Company has been in the process of producing samples for the delivery to factories for production in order to generate revenues as the Company expands its operations. The Company has recently placed a purchase order with our factory in Portugal and expects to have the goods received in August 2023.

Operating Income (Loss)

Operating expenses for the years ended March 31, 2023 and March 31, 2022 were $139,443 and $139,873, respectively. This increased loss during the year ended March 31, 2023 was due primarily to an increase in stock based compensation, and other general and administrative expenses incurred.

 Net loss

We reported a net loss of $144,371 and $142,423 for the years ended March 31, 2023 and March 31, 2022, respectively.

During the years ended March 31, 2023 and March 31, 2022 the Company recorded $15,000 and $30,100 as stock based compensation In addition, professional fees for the year ended March 31, 2023 was $45,696 compared to $63,103 for the year ended March 31, 2022. The decrease mainly represents reduced legal expenses related to the Company’s filing. The Company expects professional fee costs to increase as the Company may file a registration statement in the future. Furthermore, the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other entities or assets and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

The Company has also reported $34,400 in Office and General Expenses for the year ended March 31, 2023 as compared to $28,669 for the year ended March 31, 2022. The increase in Office and General Expenses is primarily attributed to travel expense related to visiting our manufacturer in Porto, Portugal.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Income Tax

During the period from inception (April 3, 2019) to March 31, 2023, we had no provision for income taxes due to the net operating losses incurred.

Off Balance Sheet Financing

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

	Period Ended March 31, 2023	Year Ended March 31, 2022
Net Cash Used in Operating Activities	$274,097	$38,696
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	219,310	81,699
Net Increase in Cash	$(54,787)	$43,003

Our cash balance was $2,710 and $57,497 for the years ended March 31, 2023 and March 31, 2022, respectively.  We recorded a net loss of $144,371 and $142,423 for the years ended March 31, 2023 and March 31, 2022, respectively.

Cash used in operating activities during the year ended March 31, 2023, was $274,097, which included $141,362 for the production order placed with the Company’s factory in Portugal.

We believe we can satisfy our cash requirements for the next 12 months. We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 12 months will total approximately $25,000. Legal and accounting expenses of $20,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash balance of $2,710, additional financing, net sales, and if needed, an advance from our directors, Lauren Bentley and Jordan Starkman. Currently there is no firm loan commitment between the Company and Lauren Bentley and Jordan Starkman in place. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised.  The foregoing represents our best estimate of our cash needs based on our current business condition.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.  It is currently expected that the Company will spend an additional $250,000 in variable costs relating to marketing and business development that will be funded from future financings.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, the production of our swimwear, and marketing expenses for our business operations.  We anticipate generating revenues once the brand is launched within the next three months. The success of our operations is dependent on attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations.  Even without adequate revenues within the next 12 months, we still anticipate being able to continue with our present activities, but we may require financing to achieve our profit, revenue, and growth goals.

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

The Company is currently seeking funding for our continued operations.  The Company intends to raise a minimum of $400,000 and a maximum of $1,000,000 in order to expand the introduction and launch of the www.laurenbentleyswim.com e-commerce site to the retail community and fashion world. The Company expects to launch the site July 2023. To achieve our goals the Company expects to commit the majority of its funding to production of the swimwear lines, and to the advertising of the Company’s web site. There is no assurance that the company will be able to raise the capital required to complete its goal and objectives and the Company is currently seeking capital to further its business plan.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.  There are no agreements with any parties at this point in time for additional funding; however, we are in preliminary discussions with various funders in the US.

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

ITEM 8.  FINANCIAL STATEMENTS

Audited Financial Statements

LSEB Creative Corp.

Years ended March 31, 2023 and 2022

LSEB Creative Corp.

Financial Statements

For the Years ending March 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LSEB Creative Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LSEB Creative Corp. (“the Company”) as of March 31, 2023, and 2022, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended March 31, 2023 and 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit and requires additional financing for operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

July 14, 2023

LSEB Creative Corp.
BALANCE SHEETS
(Expressed in US dollars)

	March 31,	March 31,
	2023	2022
	(Audited)	(Audited)
	$	$

ASSETS
Current assets
Cash	2,710	57,497
Advances to suppliers	141,362	—
Inventory	3,526	—
Prepayments and Other Receivables [Note 5]	3,695	4,002
Total current assets	151,293	61,499

Non-current assets
Equipment, net [Note 6]	1,007	1,375
Total assets	152,300	62,874

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	5,095	13,717
Accrued liabilities	8,109	—
Advances from a related party [Note 7]	56,767	1,517
Total current liabilities	69,971	15,234

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, Nil preferred shares outstanding at March 31, 2023 (March 31, 2022: Nil),	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 13,569,000 common shares outstanding as at March 31, 2023 (March 31, 2022 : 12,019,000 ) [Note 8]	1,357	1,202
Additional paid-in capital [Note 8]	471,953	293,048
Accumulated deficit	(390,981)	(246,610)
Total stockholders’ deficiency	82,329	47,640
Total liabilities and stockholders’ deficiency	152,300	62,874

See accompanying notes

Going concern (Note 3)

Related party transactions (Note 7)

Contingencies and Commitments (Note 10)

Subsequent events (Note 12)

LSEB Creative Corp.
STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	For the	For the
	year ended	year ended
	March 31, 2023	March 31, 2022
	$	$
EXPENSES
Advertising & promotion	8,342	7,838
Consulting Expenses	50,637	39,761
Legal & Professional Fee	45,696	63,103
Office and general	34,400	28,669
Depreciation [Note 6]	368	502
Total operating expenses	139,443	139,873
Net income/ (loss) from operations	(139,443)	(139,873)
Exchange Gain/(Loss)	(4,928)	(2,550)
Net income/(loss) from operations before income taxes	(144,371)	(142,423)
Income taxes [Note 11]	—	—
Net income/(loss) for the year	(144,371)	(142,423)

Loss per share, basic and diluted	(0.01)	(0.01)

Weighted average number of common shares outstanding	12,618,589	11,836,685

See accompanying notes

LSEB Creative Corp.
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Expressed in US dollars)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficiency
		$	$	$	$
March 31, 2021	10,673,000	1,067	158,583	(104,187)	55,463
Stock based Compensation	301,000	30	30,070	—	30,100
Proceeds from shares issued	1,045,000	105	104,395	—	104,500
Net loss	—	—	—	(142,423)	(142,423)
March 31, 2022	12,019,000	1,202	293,048	(246,610)	47,640
Stock based Compensation	150,000	15	14,985	—	15,000
Proceeds from shares issued	1,400,000	140	163,920	—	164,060
Net loss	—	—	—	(144,371)	(144,371)
March 31, 2023	13,569,000	1,357	471,953	(390,981)	82,329

See accompanying notes

LSEB Creative Corp.
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	For the	From
	period ended	period ended
	March 31, 2023	March 31, 2022
	$	$
OPERATING ACTIVITIES
Net loss for the year	(144,371)	(142,423)
Items not affecting cash
Depreciation	368	502
Stock based compensation	15,000	30,100
Change in trust account	—	60,000
Change in prepaid and sundry	307	10,998
Change in inventory	(3,526)	—
Change in advances to suppliers	(141,362)	—
Change in accrued liability	8,109	(10,000)
Change in accounts payable	(8,622)	12,127
Net cash used in operating activities	(274,097)	(38,696)

INVESTING ACTIVITIES
Acquisition of equipment	—	—
Net cash used in investing activities	—	—

FINANCING ACTIVITIES
Proceeds from Related Parties advances	60,239	21,789
Repayments of Related Parties advances	(4,989)	(44,590)
Issue of common stock, net of issuance costs	164,060	104,500
Net cash provided by/(used in) financing activities	219,310	81,699

Net decrease in cash during the year	(54,787)	43,003
Cash, beginning of year	57,497	14,494
Cash, end of year	2,710	57,497

Supplemental Cash Flow Information:
Cash Paid for Interest	—	—
Cash Paid for Income Taxes	—	—

See accompanying notes

LSEB Creative Corp.
Notes to Financial Statements
For the Years Ending March 31, 2023 and 2022

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

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

As of March 31, 2023, the Company had a cash balance of $2,710 (March 31, 2022: $57,497). Cash includes cash on hand and balances with banks.

LSEB Creative Corp.
Notes to Financial Statements
For the Years Ending March 31, 2023 and 2022

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

Advertising & Promotions

Advertising costs are recognized as expense in Statement of operations for the period when incurred. For the year ending March 31, 2023, company recognized $8,342 (March 31, 2022: $7,838)

Use of Estimates

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

LSEB Creative Corp.
Notes to Financial Statements
For the Years Ending March 31, 2023 and 2022

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

LSEB Creative Corp.
Notes to Financial Statements
For the Years Ending March 31, 2023 and 2022

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

LSEB Creative Corp.
Notes to Financial Statements
For the Years Ending March 31, 2023 and 2022

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

The Company has also made an advance payment of $141,362 to its manufacturing partner in Portugal. Once the goods are received by the Company we will allocate the amount to inventory.

6.	EQUIPMENT

	March 31, 2023	March 31, 2022
Cost
Opening	2,744	2,744
Addition	—	—
Disposal	—	—
Closing	2,744	2,744
Accumulated Depreciation
Opening	1,369	867
Depreciation	368	502
Disposal	—	—
Closing	1,737	1,369
Net Book Value	1,007	1,375

7.	ADVANCES FROM A RELATED PARTY & RELATED PARTY TRANSACTIONS

These advances are from a shareholder of the Company. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

	March 31,	March 31,
	2023	2022
	$	$
Jordan Starkman	55,034	661
Lauren Bentley	1,733	856
TOTAL	56,767	1,517

LSEB Creative Corp.
Notes to Financial Statements
For the Years Ending March 31, 2023 and 2022

The Company’s transactions with related parties were carried out in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions for the year ending March 31, 2023 were $31,351 (March 31, 2022: $21,350). The related party transactions is attributed to Lauren Bentley’s and Jordan Starkman’s consulting fees.

8.	STOCKHOLDERS’ DEFICIENCY

Authorized stock

Preferred stock

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001.

Common stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001.

Issued stock

Preferred stock

As at March 31, 2023, the company has not issued any preferred stock.

Common stock

As at March 31, 2023, the company has 13,569,000 shares of common stock issued and outstanding.

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

On November 30, 2022, the Company issued 100,000 common shares at $0.10 per share. The company received $7,416. The remaining $2,584 is receivable as shown under “Stock subscription receivable”. The remaining amount of $2,584 was received by the Company on January 3, 2023.

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

On March 8, 2023, the Company issued 50,000 common shares at $0.10 per share for cash payment of $5,000.

On March 21, 2023, the Company issued 50,000 common shares at $0.10 per share for cash payment of $5,000.

LSEB Creative Corp.
Notes to Financial Statements
For the Years Ending March 31, 2023 and 2022

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

10.	CONTINGENCIES AND COMMITMENTS STOCKHOLDERS’ DEFICIENCY

The Company has entered into a number of Consulting Agreements and pursuant to the Agreements the Company may be required to pay a 2%-3% finder’s fee associated with any new financings as of March 31, 2023. The Company has not paid a finder’s fee related to the capital raised as of March 31, 2023.

The Company has no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

LSEB Creative Corp.
Notes to Financial Statements
For the Years Ending March 31, 2023 and 2022

11.	INCOME TAX

Income taxes

The provision for income taxes differs from the amounts which would be provided by applying a United States Federal corporate income tax rate of approximately 21% for the years ended March 31, 2023 (since inception to March 31, 2022: 21%) as follows:

	For the	From
	year ended	year ended
	March 31, 2023	March 31, 2022

Loss before income tax	(144,371)	(142,423)

Expected Income tax recovery	(30,318)	(29,909)
Change in valuation allowance	30,318	29,909
Net Tax Income	-	-

Deferred tax assets

	March 31,	March 31,
	2023	2022
Non-capital loss carry forwards	82,106	51,788
Change in valuation allowance	(82,106)	(51,788)
Net Deferred Tax Asset	-	-

As of March 31, 2023, the Company determined that a valuation allowance relating to above deferred tax asset of the Company was necessary. This determination was based largely on the negative evidence represented by the losses incurred in the previous years. The Company decided not to recognize any deferred tax asset, as it is unlikely to be realized. Therefore, a valuation allowance of $82,106 for the year ended March 31, 2023 (March 31, 2022: $51,788) was recorded to offset deferred tax assets.

As of March 31, 2023, the Company has approximately $390,981 (March 31, 2022: $246,610) of non-capital losses available to offset future taxable income. Based on the Tax Cuts and Jobs Act, federal net operating losses carryforward from 2019 are subject to an 80% limitation on taxable income, do not expire and could be carried indefinitely.

12.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to July 14, 2023, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to report except for the following:

On April 11, 2023, the Company issued 37,000 common shares at $0.10 per share for cash payment of $3,700.

On April 22, 2023, the Company issued 45,000 common shares at $0.10 per share for cash payment of $4,500.

On June 22, 2023, the Company issued 75,000 common shares at $0.10 per share for cash payment of $7,500.

On June 22, 2023, the Company issued 75,000 common shares at $0.10 per share for cash payment of $7,500.

On June 26, 2023, the Company issued 100,000 common shares at $0.10 per share for cash payment of $10,000.

On June 27, 2023, the Company issued 50,000 common shares at $0.10 per share for cash payment of $5,000.

On June 28, 2023, the Company issued 60,000 common shares at $0.10 per share for cash payment of $6,000.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2023 was not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NAME	AGE	POSITION
Lauren Bentley	26	CEO and Chairman of the Board of Directors
Jordan Starkman	53	Chief Financial Officer and Director

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

Compliance with Section 16(a) Of the Exchange Act

We have filed a Form 8-A registration statement under Section 12 of the Securities Exchange Act of 1934, as amended. Section 16(a) of that act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended March 31, 2023 and 2022 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)		Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Lauren Bentley President and Director	2022	$20,000	$0		$(1)	$0	$0	$0	$0	$0
	2023	$20,000	$0		$(1)	$0	$0	$0	$0	$0
Jordan Starkman, Director	2022	$0	$0		$(2)	$0	$0	$0	$0	$0
	2023	$13,126	$0		$(2)	$0	$0	$0	$0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through March 31, 2023.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending March 31, 2023 by our executive officers named in the Summary Compensation Table.

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

Summary Compensation

Ms. Bentley, our CEO and director received a salary of $20,000 for her services to the Company during the period ended March 31, 2023 She currently does not have an employment agreement in place. Ms. Bentley currently receives $2,000 a month consulting fees for her services. She was issued 5,600,000 founders shares at inception. Mr. Starkman received $13,126 as consulting fees for the period ended March 31, 2023.   In addition, he received 2,500,000 founder shares at inception.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2023, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 13,569,000 shares of our common stock issued and outstanding as of March 31, 2023. As of March 31, 2023, we did not have any outstanding options, warrants exercisable for, or other securities convertible into shares of our common stock. Unless otherwise indicated, the address of each officer and director listed below is c/o LSEB Creative Corp., 30 N. Gould St. #4000, Sheridan, WY 82801.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)

Common Stock	Lauren Bentley (2)	5,600,000	(2)	41.27%
	30 N. Gould St #4000, Sheridan, WY 82801

Common Stock	Jordan Starkman (3)	2,500,000	(3)	18.42%
	30 N Gould St #4000, Sheridan, WY 82801

Common Stock	Faiyaz Bux (1)	910,000	(1)	6.71%
	22 Oakworth Dr, Bolton, England, BL17BB

Common Stock	George Gallo (1)	845,000	(1)	6.23%
	12 Cadetta Rd #1, Brampton, Ontario, L4P0X4

Common Stock	All executive officers and directors as a group	8,100,000		59.69%

(1)	The percent of class is based on 13,569,000 shares of our common stock issued and outstanding as of March 31, 2023.

(2)	Lauren Bentley is the Company’s President and is a director of the Company. Lauren Bentley received 5,600,000 shares of common stock for services rendered.

(3)	Jordan Starkman is the Company’s CFO and is a director of the Company. Jordan Starkman received 2,500,000 shares of common stock for services rendered.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the period from April 3, 2019 (inception) to March 31, 2023 the Company received advances from its officer to pay for operating expenses. The balance due to the officers at March 31, 2023 totaled $56,767 and $1,517 as of March 31, 2022. There are no definitive repayment terms and no interest is accruing on these advances.

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

The Company has an office in Toronto, Canada.  The  premises is leased by Jordan Starkman and as of January 1, 2022 LSEB Creative entered into a lease agreement with Mr. Starkman for payment of $800 ($1,000 CDN) per month for the use of the space. The lease includes all utilities and internet. The current term of the lease is 9 months with an option to renew. The Company executed a Lease Extension Agreement for an additional 12 month period starting September 1, 2022 and ending August 31, 2023 for $800 ($1,000 CDN) per month.

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

	Years Ended March 31,
Category	2023	2022
Audit Fees	$12,000	$7,000
Audit Subsequent Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,000	$7,000

Audit Fees

For the Company’s fiscal years ended March 31, 2023 and 2022, we were billed approximately $12,000 (2022 $7,000) for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the Company’s fiscal years ended March 31, 2023 and 2022, we were not billed for professional services rendered for tax compliance, tax advice, or tax planning.

All Other Fees

The Company did not incur any other fees for the fiscal years ended March 31, 2023 and 2022.

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
Jordan Starkman Director, Chief Financial Officer, Principal Accounting Officer Dated: July 14, 2023.