Form 10-Q
period 2023-06-30
LSEB Creative Corp.
filed 2023-08-16
CIK 1888740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 16, 2023, there were 14,308,000 shares of the issuer’s common stock issued and outstanding.

Unaudited Financial Statements

LSEB Creative Corp.

For the Quarters ending June 30, 2023 and 2022

LSEB Creative Corp.

Financial Statements

For the Quarters ending June 30, 2023 and 2022

LSEB Creative Corp.
BALANCE SHEETS
(Expressed in US dollars)

	June 30,	March 31,
	2023	2023
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets
Cash	29,395	2,710
Advances to suppliers	141,362	141,362
Inventory	3,526	3,526
Prepayments and Other Receivables [Note 6]	2,019	3,695
Total current assets	176,302	151,293

Non-current assets
Equipment, net [Note 7]	931	1,007
Total assets	177,233	152,300

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	1,461	5,095
Accrued liabilities	10,132	8,109
Advances from a related party [Note 8]	65,902	56,767
Total current liabilities	77,495	69,971

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, Nil preferred shares outstanding at June 30, 2023 (March 31, 2022: Nil),	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 14,056,000 common shares outstanding as at June 30, 2023 (March 31, 2023 : 13,569,000) [Note 9]	1,406	1,357
Additional paid-in capital [Note 9]	520,604	471,953
Accumulated deficit	(422,272)	(390,981)
Total stockholders’ deficiency	99,738	82,329
Total liabilities and stockholders’ deficiency	177,233	152,300

See accompanying notes

Going concern (Note 3)
Related party transactions (Note 8)
Contingencies and Commitments (Note 11)
Subsequent events (Note 12)

LSEB Creative Corp.
STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	For the	For the
	Quarter Ended	Quarter Ended
	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
	$	$
EXPENSES
Advertising & promotion	15,896	1,933
Consulting expenses	4,533	14,158
Legal & Professional Fee	4,292	12,848
General & Administrative Expenses	6,410	5,383
Depreciation [Note 7]	76	103
Total operating expenses	31,207	34,425
Net income/ (loss) from operations	(31,207)	(34,425)
Exchange Gain/(Loss)	(84)	(2,417)
Net income/(loss) from operations before income taxes	(31,291)	(36,842)
Income taxes	—	—
Net income/(loss) for the year	(31,291)	(36,842)

Loss per share, basic and diluted	(0.0024)	(0.0031)

Weighted average number of common shares outstanding	13,004,877	11,836,685

See accompanying notes

LSEB Creative Corp.
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Expressed in US dollars)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficiency
		$	$	$	$
March 31, 2023	13,569,000	1,357	471,953	(390,981)	82,329
Stock based Compensation	45,000	5	4,496	—	4,500
Proceeds from shares issued	442,000	44	44,156	—	44,200
Net loss	—	—	—	(31,291)	(31,291)
June 30, 2023	14,056,000	1,406	520,604	(422,272)	99,738

March 31, 2022	12,019,000	1,202	293,048	(246,610)	47,640
Proceeds from shares issued	200,000	20	19,980	—	20,000
Net loss	—	—	—	(36,842)	(36,842)
June 30, 2022	12,219,000	1,222	313,028	(283,452)	30,798

See accompanying notes

LSEB Creative Corp.
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	For the	For the
	Quarter Ended	Quarter Ended
	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss for the year	(31,291)	(36,842)
Items not affecting cash
Depreciation	76	103
Stock based compensation	4,500	—
Change in prepaid and sundry	1,676	2,381
Change in accrued liability	2,023	9,680
Change in accounts payable	(3,634)	(3,538)
Net cash provided by (used) in operating activities	(26,650)	(28,216)

FINANCING ACTIVITIES
Proceeds from Related Parties advances	10,925	(209)
Repayments of Related Parties advances	(1,790)	(128)
Issue of common stock, net of issuance costs	44,200	20,000
Net cash provided by/(used in) financing activities	53,335	19,663

Net increase/(decrease) in cash during the year	26,685	(8,553)
Cash, beginning of year	2,710	57,497
Cash, end of quarter	29,395	48,944

See accompanying notes

LSEB Creative Corp.
Notes to Financial Statements
For the Quarters Ending June 30, 2023 and 2022

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
For the Quarters Ending June 30, 2023 and 2022

4.	INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown. The preparation of these financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

As of June 30, 2023, the Company had a cash balance of $29,395 (March 31, 2023: $2,710). Cash includes cash on hand and balances with banks.

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

Advertising & Promotions

Advertising costs are recognized as expense in Statement of operations for the period when incurred. For the three month period ending June 30, 2023, the company recognized $15,896 (June 30, 2022: $1,933)

Use of Estimates

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

LSEB Creative Corp.
Notes to Financial Statements
For the Quarters Ending June 30, 2023 and 2022

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued.)

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

Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

●	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

LSEB Creative Corp.
Notes to Financial Statements
For the Quarters Ending June 30, 2023 and 2022

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued.)

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC-606 by,

●	identifying the contract(s) with a customer,

●	identifying the performance obligations in the contract,

●	determining the transaction price,

●	allocating the transaction price to the performance obligations in the contract and

●	recognizing revenue when the performance obligation is satisfied.

LSEB Creative Corp.
Notes to Financial Statements
For the Quarters Ending June 30, 2023 and 2022

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued.)

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

LSEB Creative Corp.
Notes to Financial Statements
For the Quarters Ending June 30, 2023 and 2022

7.	EQUIPMENT

Schedule of Equipment

	June 30, 2023	March 31, 2023
Cost
Opening	2,744	2,744
Addition	—	—
Disposal	—	—
Closing	2,744	2,744
Accumulated Depreciation
Opening	1,737	1,369
Depreciation	76	368
Disposal	—	—
Closing	1,813	1,737
Net Book Value	931	1,007

8.	ADVANCES FROM A RELATED PARTY & RELATED PARTY TRANSACTIONS

These advances are from a shareholder of the Company. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

Advances from related party

	June 30,	March 31,
	2023	2023
	$	$
Jordan Starkman	64,832	55,034
Lauren Bentley	1,070	1,733
TOTAL	65,902	56,767

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions for the year ending June 30, 2023 were $2,991 (June 30, 2022: $19,878). The related party transactions are attributed to Lauren Bentley’s and Jordan Starkman’s consulting fees.

9.	STOCKHOLDERS’ DEFICIENCY

Authorized stock

Preferred stock

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001.

LSEB Creative Corp.
Notes to Financial Statements
For the Quarters Ending June 30, 2023 and 2022

9.	STOCKHOLDERS’ DEFICIENCY (Continued.)

Common stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001.

Issued stock

Preferred stock

As at June 30, 2023, the company has not issued any preferred stock.

Common stock

As at June 30, 2023, the company has 14,056,000 shares of common stock issued and outstanding.

On April 11, 2023, the Company issued 37,000 common shares at $0.10 per share for cash payment of $3,700.

On April 22, 2023, the Company issued 45,000 common shares at $0.10 per share for cash payment of $4,500.

On June 22, 2023, the Company issued 150,000 common shares at $0.10 per share for cash payment of $15,000.

On June 26, 2023, the Company issued 100,000 common shares at $0.10 per share for cash payment of $10,000.

On June 27, 2023, the Company issued 50,000 common shares at $0.10 per share for cash payment of $5,000.

On June 28, 2023, the Company issued 60,000 common shares at $0.10 per share for cash payment of $6,000.

On June 30, 2023, the Company issued 45,000 common shares for consulting services at $0.10 per share. The Company recognized the total amount of $4,500 as Promotional expense in Statement of Operations.

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

LSEB Creative Corp.
Notes to Financial Statements
For the Quarters Ending June 30, 2023 and 2022

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

The Company has entered into a number of Consulting Agreements and pursuant to the Agreements the Company may be required to pay a 2%-3% finder’s fee associated with any new financings as of June 30, 2023. The Company has not paid a finder’s fee related to the capital raised as of June 30, 2023.

The Company has no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

12.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 16, 2023, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to report except for the following:

On July 6, 2023, the Company issued 50,000 common shares at $0.10 per share for cash payment of $5,000.

On August 1, 2023, the Company issued 75,000 common shares at $0.10 per share for cash payment of $7,500.

On August 4, 2023, the Company issued 47,000 common shares at $0.10 per share for cash payment of $4,700.

On August 10, 2023, the Company issued 80,000 common shares at $0.10 per share for cash payment of $8,000.

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

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the year ended March 31, 2023, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on July 14, 2023.

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

From inception to June 30, 2023 we have incurred an accumulated deficit of $422,272.  Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. The Company currently has no revenue, and has limited operating history. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Since June 30, 2023, and for the next 9 months during our fiscal year 2024, our business will be built across four key growth product categories including: (1) Women’s Swimwear, (2) Men’s Swimwear, (3) Women’s Beachwear, and (4) Accessories. Our growth plan is to achieve $500,000 in net revenues within the first 12 months following our official launch, with majority derived from category (1), Women’s Swimwear. To date, we have not generated any revenue. This is due to delays incurred by Covid-19, such as supplier and manufacturer closures, impaired supply chain, and travel restrictions.  The Company plans to complete a financing through a private offering for a minimum of $400,000 within the 9-month period following our June 30, 2023 quarter-end.  We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company. Given the Company is able to obtain financing, the Women’s Swimwear and Men’s Swimwear product category will commence immediately, as well as pre-launch functions outlined below. We intend to target consumers with on-line marketing, and businesses, including hotels and independent boutiques with direct mail, and pursuing contacts within the industry. The Company also expects to attend swimwear trade shows across the world.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition. In the unlikely scenario that we are not successful in financing our target of $400,000 or above through a private offering within the first 9-month period following our June 30, 2023 quarter-end we will delay the launch of the Women’s Beachwear, and move forward solely with Men’s and Women’s Swimwear.

Within 21 months following our June 30, 2023 quarter-end, our total sales forecast is $1,200,000. This target is comprised of $1,000,000 Women’s Swimwear and Men’s Swimwear categories, and $200,000 Beachwear and Accessories. We anticipate a sales growth rate of approximately 50% per year for our first 3 operational years.

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

As of our quarter end June 30, 2023, the Company has completed a number of the essential functions outlined above. Our first collection, which will launch in conjunction with the brand and ecommerce site August 2023, has been designed and technical illustrations have been completed. Out technical packages, which includes the technical sketches and all specifications on measurements, construction, trim and fabric Bill of Materials, and all additional information the manufacturing company will need, have been completed by an outsourced Technical Designer. A significant amount of focus went into the sourcing of collection trims and fabric, as well as brand packaging and labeling. The Company believes in sourcing based on quality, not ease, in order to develop superior product. Thus, all items are sourced from various countries and factories depending on capabilities, skills, and technologies. For our first collection, majority of items have been sourced from specialized, established suppliers in Italy, France, and Spain. The marketing mix is of large focus for the Company, as we understand the importance of marketing within the luxury market and its role in building brand recognition and credibility. For this reason, we have decided to utilize a third-party, bespoke marketing agency based out of London, England. Completed initial marketing projects include; the branding package, which includes the primary logo, secondary logo, and submark, in addition to the overall brand, story and packaging designs; and ecommerce website development, which will remain private until brand launch. The Company is on track with all necessary functions in order to meet deadlines, targeted timeframe of launch, and ultimately, all established Company goals.

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

Entering wholesale distribution opportunities upon brand launch will allow the Company to grow reach within key markets, sales, and brand recognition. The Company intends on partnering with top luxury retailers across North America and Europe, as well as particular independent retailers and hotel boutiques. The Company currently maintains relationships with targeted retailers but believes entering wholesale distribution will have the highest growth potential once the brand is established with sales to show. The partnerships we create will be strategically chosen based on brand values, style, price point, and expectations. We believe that by progressing into wholesale distribution will allow us to increase sales by approximately 50% consistently through year one to five. We will continue to maintain and gain said partnerships until launching the brand August 2023.

We have estimated that we will incur minimum expenses equal to $25,000 in the first 12 months following our June 30, 2023, quarter-end in order to maintain our business operations.  However, if we complete a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $400,000 within the 9 month period following the Company’s June 30, 2023 quarter-end.  Any capital raised will be through either a private placement and will result in the issuance of common shares from the Company’s authorized capital.

Working Capital	$74,000
Legal/Accounting/Filings	$25,000
Inventory	$150,000
Advertising and Marketing	$100,000
General Administrative	$10,000
Salaries and Customer Service	$25,000
Telephone	$1,000
Travel	$15,000
Total Expenses	$400,000

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements. The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 15 months following our June 30, 2023 quarter-end.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended June 30, 2023 and June 30, 2022, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has no revenue generating operations and has an accumulated deficit $422,272 as of June 30, 2023 since its inception and requires capital for its contemplated operational and marketing activities to take place. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, our auditors opinion has raised substantial doubt about our ability to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

For the three months ended June 30, 2023 and June 30, 2022

Revenue

For the three months ended June 30, 2023 and June 30, 2022 we did not have any sales. The Company is in the process of launching a new e-commerce platform, laurenbentleyswim.com. The Company has been in the process of producing samples for the delivery to factories for production in order to generate revenues as the Company expands its operations. The Company has recently placed a purchase order with our factory in Portugal and expects to have the goods received in August 2023.

Operating Income (Loss)

Operating expenses for the quarter ended June 30, 2023 were $31,207, as compared to $34,425 for the quarter ended June 30, 2022. The June 30, 2023 loss was due primarily to professional fees, consulting fees, and an increase in advertising and promotion expenses for the Company’s campaign shoot.

 Net loss

The Company reported a net loss of $31,291 for the quarter ended June 30, 2023, and $36,842 for the quarter ended June 30, 2022, respectively.

During the three months ended June 30, 2023, the Company recorded $4,533 in consulting fees as compared to $14,158 for the three month period ended June 30, 2022. In addition, professional fees for the three month period ended June 30, 2023 were $4,292 as compared to the three month period ended June 30, 2022 $12,848. The Company expects professional and legal fees to remain consistent going forward as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other entities or assets and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

The Company reported $6,410 in General and Administrative Expenses for the quarter ended June 30, 2023 as compared to $5,383 for the quarter ended June 30, 2022. The increase in General and Administrative Expenses is primarily attributed to travel expense related to visiting our manufacturer in Porto, Portugal.

The Company has also reported $15,896 in Advertising and Promotion Expenses for the quarter ended June 30, 2023 as compared to $1,933 for the quarter ended June 30, 2022. The increase in Advertising and Promotion Expenses is primarily attributed to the Company’s payment to its marketing agency for the preparation of the Company’s campaign shoot.

 We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Income Tax

During the period from inception (April 3, 2019) to June 30, 2023, we had no provision for income taxes due to the net operating losses incurred.

Off Balance Sheet Financing

We have no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company has no revenue generating operations and has an accumulated deficit $422,272 as of June 30, 2023. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Period Ended June 30, 2023	Period Ended June 30, 2022
Net Cash Provided by (Used in) Operating Activities	$(26,650)	$(28,216)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	53,335	19,663
Net Increase (Decrease) in Cash	$26,685	$(8,553)

Our cash balance was $29,395 and $2,710 as of June 30, 2023, and as of March 31, 2023, respectively. We recorded a net loss of $31,291 for the three month period ended June 30, 2023, and $36,842 for the three month period ended June 30, 2022, respectively.

We believe we can satisfy our cash requirements for the next 9 months. We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 9 months will total approximately $25,000. Legal and accounting expenses of $20,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash balance of $29,395, additional financing, net sales, and if needed, an advance from our directors, Lauren Bentley and Jordan Starkman. Currently there is no firm loan commitment between the Company and Lauren Bentley and Jordan Starkman in place. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised. The foregoing represents our best estimate of our cash needs based on our current business condition.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.  It is currently expected that the Company will spend an additional $250,000 in variable costs relating to marketing and business development that will be funded from future financings.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, the production of our swimwear, and marketing expenses for our business operations.  We anticipate generating revenues once the brand is launched within the next three months. The success of our operations is dependent on attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations.  Even without adequate revenues within the next 9 months, we still anticipate being able to continue with our present activities, but we may require financing to achieve our profit, revenue, and growth goals.

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

The Company is currently seeking funding for our continued operations.  The Company intends to raise a minimum of $400,000 and a maximum of $1,000,000 in order to expand the introduction and launch of the www.laurenbentleyswim.com e-commerce site to the retail community and fashion world. The Company expects to launch the site August 2023. To achieve our goals the Company expects to commit the majority of its funding to production of the swimwear lines, and to the advertising of the Company’s web site. There is no assurance that the company will be able to raise the capital required to complete its goal and objectives and the Company is currently seeking capital to further its business plan.  Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.  There are no agreements with any parties at this point in time for additional funding; however, we are in preliminary discussions with various funders in the US.

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

Recently Issued Accounting Standards

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows of the Company.

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

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During quarter ending June 30, 2023, the Company completed non-brokered private placements of 442,000 shares of common stock at $.10 per share for proceeds of $44,200. In addition, the Company issued 45,000 shares as a partial payment towards the Company’s campaign shoot.

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
President, Director, Principal Executive Officer

By:	/s/ Jordan Starkman
Jordan Starkman Director, Chief Financial Officer, Principal Accounting Officer Dated: August 16, 2023.