Form 10-Q
period 2023-09-30
LSEB Creative Corp.
filed 2023-11-16
CIK 1888740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 16, 2023, there were 14,660,500 shares of the issuer’s common stock issued and outstanding.

LSEB CREATIVE CORP.

FORM 10-Q

September 30, 2023

Unaudited Consolidated Financial Statements

LSEB Creative Corp.

For the Quarters ending September 30, 2023 and 2022

LSEB Creative Corp.

Consolidated Financial Statements

For the Quarters ending September 30, 2023 and 2022

LSEB Creative Corp.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

	September 30,	March 31,
	2023	2023
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets
Cash	13,226	2,710
Advances to suppliers	41,363	141,362
Inventory	105,446	3,526
Prepayments and Other Receivables [Note 6]	5,326	3,695
Total current assets	165,361	151,293

Non-current assets
Equipment, net [Note 7]	861	1,007
Total assets	166,222	152,300

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	1,280	5,095
Accrued liabilities	2,236	8,109
Advances from a related party [Note 8]	64,610	56,767
Total current liabilities	68,126	69,971

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, Nil preferred shares outstanding at September 30, 2023 (March 31, 2023: Nil),	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 14,653,000 common shares outstanding as at September 30, 2023 (March 31, 2023 : 13,569,000 ) [Note 9]	1,465	1,357
Additional paid-in capital [Note 9]	580,244	471,953
Accumulated deficit	(483,613)	(390,981)
Total stockholders’ deficiency	98,096	82,329
Total liabilities and stockholders’ deficiency	166,222	152,300

See accompanying notes

Going concern (Note 3)
Related party transactions (Note 8)
Contingencies and Commitments (Note 11)
Subsequent events (Note 12)

Page | 1

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	For the	For the	For the	For the
	Quarter ended	Quarter ended	six months ended	six months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
EXPENSES
Advertising & promotion	22,074	2,146	37,970	4,079
General & Administrative Expenses	22,158	11,738	28,568	17,121
Consulting Expenses	8,536	9,130	13,069	23,288
Legal & Professional Fee	6,732	13,165	11,024	26,013
Depreciation [Note 7]	70	95	146	198
Total operating expenses	59,570	36,274	90,777	70,699
Net income/ (loss) from operations	(59,570)	(36,274)	(90,777)	(70,699)
Exchange Gain/(Loss)	(1,771)	(2,629)	(1,855)	(5,046)
Net income/(loss) from operations before income taxes	(61,341)	(38,903)	(92,632)	(75,745)
Income taxes	—	—	—	—
Net income/(loss) for the year	(61,341)	(38,903)	(92,632)	(75,745)

Loss per share, basic and diluted	(0.0045)	(0.0032)	(0.0069)	(0.0063)

Weighted average number of common shares outstanding	13,520,696	12,081,438	13,520,696	12,081,438

See accompanying notes

Page | 2

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Expressed in US dollars)
(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficiency
		$	$	$	$
March 31, 2023	13,569,000	1,357	471,953	(390,981)	82,329
Stock based Compensation	45,000	5	4,496	—	4,500
Proceeds from shares issued	442,000	44	44,156	—	44,200
Net loss	—	—	—	(31,291)	(31,291)
June 30, 2023	14,056,000	1,406	520,604	(422,272)	99,738
Stock based Compensation	45,000	5	4,496	—	4,500
Proceeds from shares issued	552,000	55	55,144	—	55,199
Net loss	—	—	—	(61,341)	(61,341)
September 30, 2023	14,653,000	1,465	580,244	(483,613)	98,096

March 31, 2022	12,019,000	1,202	293,048	(246,610)	47,640
Stock based Compensation	—	—	—	—	—
Proceeds from shares issued	200,000	20	19,980	—	20,000
Net loss	—	—	—	(36,842)	(36,842)
June 30, 2022	12,219,000	1,222	313,028	(283,452)	30,798
Proceeds from shares issued	160,000	16	39,984	—	40,000
Net loss	—	—	—	(38,903)	(38,903)
September 30, 2022	12,379,000	1,238	353,012	(322,355)	31,895

See accompanying notes

Page | 3

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	For the	For the
	six months ended	six months ended
	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss for the year	(92,632)	(75,745)
Items not affecting cash
Depreciation	146	198
Stock based compensation	9,000	—
Change in inventory	(101,920)	—
Change in prepaid and sundry	(1,631)	(4,664)
Change in advances to suppliers	99,999	—
Change in accrued liability	(5,873)	6,093
Change in accounts payable	(3,815)	(1,142)
Net cash provided by (used) in operating activities	(96,726)	(75,260)

FINANCING ACTIVITIES
Proceeds from Related Parties advances	(11,316)	1,926
Repayments of Related Parties advances	19,159	—
Issue of common stock, net of issuance costs	99,399	60,000
Net cash provided by/(used in) financing activities	107,242	61,926

Net decrease in cash during the year	10,516	(13,334)
Cash, beginning of year	2,710	57,497
Cash, end of quarter	13,226	44,163

See accompanying notes

Page | 4

LSEB Creative Corp.
Notes to Financial Statements
For the Quarters Ending September 30, 2023 and 2022

1.	NATURE OF OPERATIONS

LSEB Creative Corp. was incorporated as “Profit Corporation” on April 3rd , 2019 under Wyoming State regulations with registered office at 1920 Thomes Ave Ste 610, Cheyenne, WY. On August 3, 2023, the Company incorporated its wholly-owned subsidiary 1000615000 Ontario Corp, an Ontario corporation, and on September 12, 2023 filed articles of amendment to changed its name to LSEB Creative Corp (Ontario). The purpose of the subsidiary is for GST/HST tax credits on importing goods into Canada.

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

Its aim is to become a leading retailer in the global luxury fashion industry. The corporation is currently involved in concept, design, manufacturing, and distribution of its products with emphasis on its swimwear category. The Company operates under the web-site address lsebcreative.com and its e-commerce platform laurenbentleyswim.com which is complete, and the Company launched the brand in October 2023.

2.	BASIS OF PRESENTATION, MEASUREMENT

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States dollars (“USD”). The consolidated financial statements include the accounts of LSEB Creative Corp and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated. There has been no activity in the Company’s wholly-owned subsidiary.

3.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue on a going concern basis. As disclosed in the balance sheet, the Company has accumulated losses at reporting period. The ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. The Company is actively seeking financing to fully execute the next phase of the Company’s growth initiatives. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital. The Company believes it can satisfy minimum cash requirements for the next twelve months with either an equity financing, convertible debenture or if needed, loans from shareholders.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Page | 5

LSEB Creative Corp.
Notes to Financial Statements
For the Quarters Ending September 30, 2023 and 2022

4.	INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown. The preparation of these financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

As of September 30, 2023, the Company had a cash balance of $13,226 (March 31, 2023: $2,710). Cash includes cash on hand and balances with banks.

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

Advertising & Promotions

Advertising costs are recognized as expense in Statement of operations for the period when incurred. For the six months period ending September 30, 2023, company recognized $37,970 (September 30, 2022: $4,079)

Use of Estimates

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
For the Quarters Ending September 30, 2023 and 2022

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

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. The net realizable value is the estimated selling price in the ordinary course of business, less the cost of completion and selling expenses. As of September 30, 2023 the Company has $105,446 in inventory valued at cost. Inventory is finished goods excluding freight costs. The Company periodically reviews its inventories and makes a provision as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of its inventory below its previous estimate, the Company would increase its reserve in the period in which it made such a determination.

In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink reserve accordingly. As of September 30, 2023, the Company has no obsolescence provisions, damage provisions, or shrinkage provisions.

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
For the Quarters Ending September 30, 2023 and 2022

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
For the Quarters Ending September 30, 2023 and 2022

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued “ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. Update No. 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this ASU on its financial statements.

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

On September 1, 2023 the Company executed a further 12 month extension ending August 31, 2024 for USD $800 (CAD $1,000) per month.

The Company has also made an advance payment of $41,363 to its manufacturing partners in Portugal. Once the goods are received by the Company we will allocate the amount to inventory.

Page | 9

LSEB Creative Corp.
Notes to Financial Statements
For the Quarters Ending September 30, 2023 and 2022

7.	EQUIPMENT

	September 30, 2023	March 31, 2023
Cost
Opening	2,744	2,744
Closing	2,744	2,744
Accumulated Depreciation
Opening	1,737	1,369
Depreciation	146	368
Closing	1,883	1,737
Net Book Value	861	1,007

8.	ADVANCES FROM A RELATED PARTY

These advances are from a shareholder of the Company. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

Advances from related party

	September 30,	March 31,
	2023	2023
	$	$
Jordan Starkman	62,906	55,034
Lauren Bentley	1,704	1,733
TOTAL	64,610	56,767

9.	RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions for the quarter ending September 30, 2023 were $8,779 (September 30, 2022: Nil).

10.	STOCKHOLDERS’ DEFICIENCY

Authorized stock

Preferred stock

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001.

Page | 10

LSEB Creative Corp.
Notes to Financial Statements
For the Quarters Ending September 30, 2023 and 2022

10.	STOCKHOLDERS’ DEFICIENCY (Continued.)

Common stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001.

Issued stock

Preferred stock

As at September 30, 2023, the company has not issued any preferred stock.

Common stock

As at September 30, 2023, the company has 14,653,000 shares of common stock issued and outstanding.

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

On August 23, 2023, the Company issued 5,000 for modelling services at $0.10 per share. The company recognized the total amount of $500 as Promotional expense in Statement of Operations.

On September 12, 2023, the Company issued 40,000 for Consulting services at $0.10 per share. The company recognized the total amount of $4,000 as Consulting expense in Statement of Operations.

On September 18, 2023, the Company issued 200,000 common shares at $0.10 per share for cash payment of $20,000.

On September 25, 2023, the Company issued 100,000 common shares at $0.10 per share for cash payment of $10,000.

Page | 11

LSEB Creative Corp.
Notes to Financial Statements
For the Quarters Ending September 30, 2023 and 2022

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

The extent to which our business and results of operations are impacted in future periods will also depend upon a number of other factors. These include the duration and extent of the pandemic; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to quarantine; the extent, duration, and effective execution of ongoing government stabilization and recovery efforts; the efficacy and adoption of vaccines or other preventative treatments; our customers’ demand for our services; our ability to continue to safely and effectively operate in this environment; and the ability of our customers to pay us for services rendered. The impact of the COVID-19 pandemic on our vendors and the materials utilized in our operations continues to evolve and may have an adverse impact on our operations in future periods. Any of these events could have a material adverse effect on our business, financial condition, and/or results of operations. Furthermore, we are required to frequently travel to Europe to visit our manufacturer and suppliers, and the travel restrictions due to COVID-19 may delayed our future sourcing and production.

12.	CONTINGENCIES AND COMMITMENTS

The Company has entered into a number of Consulting Agreements and pursuant to the Agreements the Company may be required to pay a 2%-3% finder’s fee associated with any new financings as of September 30, 2023. The Company has not been obligated to pay a finder’s fee related to the capital raised as of September 30, 2023.

The Company has no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

13.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November 16, 2023, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to report except for the following:

On October 25, 2023, the Company issued 7,500 common shares at $0.10 per share for cash payment of $750.

Page | 12

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

Overview

LSEB Creative Corp., was incorporated in the State of Wyoming on April 3, 2019. On August 3, 2023, the Company incorporated its wholly-owned subsidiary 1000615000 Ontario Corp, an Ontario corporation, and on September 12, 2023 filed articles of amendment to changed its name to LSEB Creative Corp (Ontario). The Company is a specialty retailer that offers men and women elevated swimwear designs, constructed with the highest quality materials and techniques. With the recent substantial growth seen in the swimwear industry, our affluent, contemporary target market is in search of assortment and impressive concepts. By offering a new concept to swimwear; gender-coordinating collections that allow the wearer to look and feel powerful, partnered or individually, we will capture this new, sought-after space within the market. Our priority is to design products that offer superior fit, performance, and comfort while incorporating both function and fashionability. Our strategy is to capitalize on these existing opportunities in the luxury swimwear market through the development and growth of our web site www.laurenbentleyswim.com, and wholesaler partnerships on a global scale. We believe eCommerce will allow our target market convenient and easy access to our products while effectively building brand awareness and entry into new markets. We are committed to building a highly recognized brand, offering captivating customer experiences that drive long-term loyalty. By focusing on these key areas and tactics, we will successfully align ourselves with our target market and profit accordingly.

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

From inception to September 30, 2023 we have incurred an accumulated deficit of $483,613. Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. The Company currently has no revenue, and has limited operating history. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Men’s

Our goal is not to reconstruct, but to enhance the fit and styling of men’s swimwear currently on the market. We believe that men desire and deserve a perfectly fitting swim garment, just as women do. An example our improvements includes the addition of hidden, inner drawstring to our swim trunks, which will reinforce the zipper and snap closure, ensuring security during use. Other styles include waist fasteners on either side of the body, which allow the wearer to further adjust the garment, creating a tailored fit. Our technologically advanced stretch net lining conforms to the body without restriction for optimal comfort. Along with these features, our size offering, which will be numeric (Ex: 26-40) and inseam length options (Ex: 4.5” or 6.5”), will provide the perfect fit for every man.

Since September 30, 2023, and for the next 6 months during our fiscal year 2024, our business will be built across four key growth product categories including: (1) Women’s Swimwear, (2) Men’s Swimwear, (3) Women’s Beachwear, and (4) Accessories. Our growth plan is to achieve $500,000 in net revenues within the first 12 months following our official launch, with majority derived from category (1), Women’s Swimwear. The Company launched the brand in October 2023 with men’s and women’s swimwear, and we have started generating revenue. The Company plans to complete a financing through a private offering for a minimum of $400,000 within the 6-month period following our September 30, 2023 quarter-end. We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company. We intend to target consumers with on-line marketing, and businesses, including hotels and independent boutiques with direct mail, and pursuing contacts within the industry. The Company also expects to attend swimwear trade shows across the world.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition. In the unlikely scenario that we are not successful in financing our target of $400,000 or above through a private offering within the first 6-month period following our September 30, 2023 quarter-end we will delay the launch of the Women’s Beachwear, and move forward solely with Men’s and Women’s Swimwear.

Within 18 months following our September 30, 2023 quarter-end, our total sales forecast is $1,200,000. This target is comprised of $1,000,000 Women’s Swimwear and Men’s Swimwear categories, and $200,000 Beachwear and Accessories. We anticipate a sales growth rate of approximately 50% per year for our first 3 operational years.

The Company has executed all essential functions, including but not limited to, collection design, technical illustrations and specification, sourcing trims, fabrics, and yarn, sample making, pattern drafting, manufacturer bulk order placement, and various marketing projects. The Company has received its bulk production from its factory in September 2023 and the Company launched the brand in October 2023. These functions have allowed the Company to launch its B2C distribution channel, and the Company will focus on B2B wholesale partnerships for future growth opportunities in the coming months. Additionally, the Company’s B2C launch will allow the Company to achieve an average target margin of 55-65% across our four key product categories.

As of our quarter end September 30, 2023, the Company has completed a number of the essential functions outlined above. Our first collection, which has launched in October 2023 in conjunction with the brand’s ecommerce site, has been designed and technical illustrations have been completed. For the Company’s second collection, our technical packages, which includes the technical sketches and all specifications on measurements, construction, trim and fabric Bill of Materials, and all additional information the manufacturing company will need, have been completed by an outsourced Technical Designer. The Company has received the sample sets for the second collection from the factory and we expect to launch the second collection in January/February 2024. A significant amount of focus went into the sourcing of collection trims and fabric, as well as brand packaging and labeling. The Company believes in sourcing based on quality, not ease, in order to develop superior product. Thus, all items are sourced from various countries and factories depending on capabilities, skills, and technologies. For our first and second collection, majority of items have been sourced from specialized, established suppliers in Italy, France, and Spain. The marketing mix is of large focus for the Company, as we understand the importance of marketing within the luxury market and its role in building brand recognition and credibility. For this reason, we have decided to utilize a third-party, bespoke marketing agency based out of London, England. Completed initial marketing projects include; the branding package, which includes the primary logo, secondary logo, and submark, in addition to the overall brand, story and packaging designs; and ecommerce website development. The Company is on track with all necessary functions in order to meet deadlines and ultimately, all established Company goals.

Initial distribution will be B2C via our ecommerce website, which will allow us to bypass middlemen and margin loss. Our ecommerce website, as well as our social media pages, has been prepared by a third-party marketing agency. Preparation of these areas of our marketing mix include, website development and testing, product photography, campaign photography and videography, copywriting, and SEO management. Additionally, these projects, along with our branding package, will lend themselves to all areas of the marketing mix. Marketing strategies has commenced across all platforms as a tactic to create excitement around the brand and products. Our ecommerce website laurenbentleyswim.com is now live for purchasing.

All steps of the process have been completed in accordance with the fashion calendar with our first collection release for October/November of 2023. This is essential to ensure consistent product offering and Company sales forecast is met.

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

Since the Company’s launch in October 2023, we will commence two key growth strategies; building a full-time team of staff and nurturing wholesale partnerships. We believe organically growing a team of full-time employees is essential in the future success of the business. Employees will be hired based on their suitability in the role and connection with the brand. We will take our time hiring the right person for each individual position as it is needed. By having a full-time team, we will gain the contacts, knowhow, manpower, and consistency needed to operate a successful luxury fashion brand.

Entering wholesale distribution opportunities will allow the Company to grow reach within key markets, sales, and brand recognition. The Company intends on partnering with top luxury retailers across North America and Europe, as well as particular independent retailers and hotel boutiques. The Company currently maintains relationships with targeted retailers but believes entering wholesale distribution will have the highest growth potential once the brand is established with sales to show. The partnerships we create will be strategically chosen based on brand values, style, price point, and expectations. We believe that by progressing into wholesale distribution will allow us to increase sales by approximately 50% consistently through year one to five.

We have estimated that we will incur minimum expenses equal to $25,000 in the first 12 months following our September 30, 2023 quarter-end in order to maintain our business operations. However, if we complete a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $400,000 within the 6 month period following the Company’s September 30, 2023 quarter-end. Any capital raised will be through either a private placement and will result in the issuance of common shares from the Company’s authorized capital.

Working Capital	$74,000
Legal/Accounting/Filings	$25,000
Inventory	$100,000
Advertising and Marketing	$100,000
General Administrative	$10,000
Salaries and Customer Service	$75,000
Telephone	$1,000
Travel	$15,000
Total Expenses	$400,000

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements. The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 6 months following our September 30, 2023 quarter-end.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months and six months ended September 30, 2023 and September 30, 2022, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has no revenue generating operations and has an accumulated deficit $483,613 as of September 30, 2023 since its inception and requires capital for its contemplated operational and marketing activities to take place. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, our auditors opinion has raised substantial doubt about our ability to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

For the three months ended September 30, 2023 and September 30, 2022

Revenue

For the six months ended September 30, 2023 and September 30, 2022 we did not have any sales. The Company has recently launched its new e-commerce platform, laurenbentleyswim.com. The Company has received its bulk production from its factory in Portugal in order to generate revenues as the Company expands its operations.

Operating Expenses

Operating expenses for the quarter ended September 30, 2023 were $59,570, as compared to $36,274 for the quarter ended September 30, 2022. Operating expenses for the six months ended September 30, 2023 were $90,777, as compared to $70,699 for the six months ended September 30, 2022. The increase in operating expenses was primarily attributed to an increase in advertising and promotion expenses, and travel expenses for the Company’s campaign shoot.

Net loss

The Company reported a net loss of $61,341 for the quarter ended September 30, 2023, and $38,903 for the quarter ended September 30, 2022, respectively. The Company reported a net loss of $92,632 for the six months ended September 30, 2023, and $75,745 for the six months ended September 30, 2022, respectively. The increased loss was primarily due to the increase in advertising and promotion expenses, and travel expenses as indicated above.

During the three months ended September 30, 2023, the Company recorded $8,536 in consulting fees as compared to $9,130 for the three month period ended September 30, 2022. In addition, professional fees for the three month period ended September 30, 2023 were $6,732 as compared to the three month period ended September 30, 2022 $13,165. The Company expects professional and legal fees to remain consistent going forward as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other companies or assets, and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

The Company reported $22,158 in General and Administrative Expenses for the quarter ended September 30, 2023 as compared to $11,738 for the quarter ended September 30, 2022. The increase in General and Administrative Expenses is primarily attributed to travel expense related to visiting our manufacturer in Porto, Portugal, and the campaign shoot in Spain.

The Company has also reported $22,074 in Advertising and Promotion Expenses for the quarter ended September 30, 2023 as compared to $2,146 for the quarter September 30, 2022. The increase in Advertising and Promotion Expenses is primarily attributed to the Company’s payment to its marketing agency for the preparation of the Company’s campaign shoot plus packaging items for customer purchases.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Income Tax

During the period from inception (April 3, 2019) to September 30, 2023, we had no provision for income taxes due to the net operating losses incurred.

Off Balance Sheet Financing

We have no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company has no revenue generating operations and has an accumulated deficit $483,613 as of September 30, 2023. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Period Ended September 30, 2023	Period Ended September 30, 2022
Net Cash Provided by (Used in) Operating Activities	$(96,726)	$(75,260)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	107,242	61,926
Net Increase (Decrease) in Cash	$10,516	$(13,334)

Our cash balance was $13,226 and $2,710 as of September 30, 2023, and as of March 31, 2023, respectively. We recorded a net loss of $61,341 for the three month period ended September 30, 2023, and $38,903 for the three month period ended September 30, 2022, respectively.

We believe we can satisfy our cash requirements for the next 6 months. We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 6 months will total approximately $25,000. Legal and accounting expenses of $20,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash balance of $13,226, additional financing, net sales, and if needed, an advance from our directors, Lauren Bentley and Jordan Starkman. Currently there is no firm loan commitment between the Company and Lauren Bentley and Jordan Starkman in place. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised. The foregoing represents our best estimate of our cash needs based on our current business condition. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. It is currently expected that the Company will spend an additional $250,000 in variable costs relating to marketing and business development that will be funded from future financings.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, the production of our swimwear, and marketing expenses for our business operations. We anticipate generating revenues from the brand launch in October 2023. The success of our operations is dependent on attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next 6 months, we still anticipate being able to continue with our present activities, but we may require financing to achieve our profit, revenue, and growth goals.

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

The Company is currently seeking funding for our continued operations. The Company intends to raise a minimum of $400,000 and a maximum of $1,000,000 in order to expand the introduction and launch of the www.laurenbentleyswim.com e-commerce site to the retail community and fashion world. The Company launched the site in October 2023. To achieve our goals the Company expects to commit the majority of its funding to production of the swimwear lines, and to the advertising of the Company’s web site. There is no assurance that the company will be able to raise the capital required to complete its goal and objectives and the Company is currently seeking capital to further its business plan. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital. There are no agreements with any parties at this point in time for additional funding; however, we are in preliminary discussions with various funders in the US.

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

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During quarter ending September 30, 2023, the Company completed non-brokered private placements of 552,000 shares of common stock at $.10 per share for proceeds of $55,200. In addition, the Company issued 45,000 shares as a payment towards consulting fees, and the Company issued 5,000 shares for promotional expenses.

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
Jordan Starkman Director, Chief Financial Officer, Principal Accounting Officer Dated: November 16, 2023.