Form 10-Q
period 2023-12-31
LSEB Creative Corp.
filed 2024-02-20
CIK 1888740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2023

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

As of February 20, 2024, there were 14,680,500 shares of the issuer’s common stock issued and outstanding.

Unaudited Consolidated Financial Statements

LSEB Creative Corp.

For the Quarters ending December 31, 2023 and 2022

LSEB Creative Corp.
Consolidated Financial Statements

For the Quarters ending December 31, 2023 and 2022

LSEB Creative Corp.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

	December 31,	March 31,
	2023	2023
	(Unaudited)	(Audited)
	$	$

ASSETS
Current assets
Cash	814	2,710
Advances to suppliers	15,143	141,362
Accounts Receivable	255	—
Inventory	130,802	3,526
Prepayments and Other Receivables [Note 6]	1,358	3,695
Total current assets	148,372	151,293

Non-current assets
Equipment, net [Note 7]	796	1,007
Total assets	149,168	152,300

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	7,223	5,095
Accrued liabilities	4,259	8,109
Advances from a related party [Note 8]	63,749	56,767
Total current liabilities	75,231	69,971

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, Nil preferred shares outstanding at December 31 2023 (March 31, 2023: Nil),	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 14,680,500 common shares outstanding as at December 31, 2023 (March 31, 2023 : 13,569,000) [Note 10]	1,468	1,357
Additional paid-in capital [Note 10]	582,991	471,953
Accumulated deficit	(510,522)	(390,981)
Total stockholders’ deficiency	73,937	82,329
Total liabilities and stockholders’ deficiency	149,168	152,300

See accompanying notes

Going concern (Note 3)

Related party transactions (Note 9)

Contingencies and Commitments (Note 12)

Subsequent events (Note 13)

Page | 1

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	For the	For the	For the	For the
	Quarter ended	Quarter ended	Nine months ended	Nine months ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Sales	1,915	—	1,915	—
Cost of Goods Sold	527	—	527	—
Gross Profit	1,388	—	1,388	—
EXPENSES
Advertising & promotion	4,400	3,338	42,370	7,417
General & Administrative Expenses	11,174	5,326	39,742	22,447
Consulting Expenses	6,021	21,111	19,090	44,399
Legal & Professional Fee	7,968	5,845	18,992	31,858
Depreciation [Note 7]	65	88	211	286
Total operating expenses	29,628	35,708	120,405	106,407
Net income/ (loss) from operations	(28,240)	(35,708)	(119,017)	(106,407)
Exchange Gain/(Loss)	1,331	(311)	(524)	(5,357)
Net income/(loss) from operations before income taxes	(26,909)	(36,019)	(119,541)	(111,764)
Income taxes	—	—	—	—
Net income/(loss) for the year	(26,909)	(36,019)	(119,541)	(111,764)

Loss per share, basic and diluted	(0.0019)	(0.0029)	(0.0085)	(0.0091)

Weighted average number of common shares outstanding	14,023,019	12,261,137	14,023,019	12,261,137

See accompanying notes

Page | 2

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Expressed in US dollars) (Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficiency
		$	$	$	$

March 31, 2023	13,569,000	1,357	471,953	(390,981)	82,329
Stock based Compensation	45,000	5	4,496	—	4,500
Proceeds from shares issued	442,000	44	44,156	—	44,200
Net loss	—	—	—	(31,291)	(31,291)
June 30, 2023	14,056,000	1,406	520,604	(422,272)	99,738
Stock based Compensation	45,000	5	4,496	—	4,500
Proceeds from shares issued	552,000	55	55,144	—	55,199
Net loss	—	—	—	(61,341)	(61,341)
September 30, 2023	14,653,000	1,465	580,244	(483,613)	98,096
Proceeds from shares issued	7,500	1	749	—	750
Stock based Compensation	20,000	2	1,998	—	2,000
Net loss	—	—	—	(26,909)	(26,909)
December 31, 2023	14,680,500	1,468	582,991	(510,522)	73,937

March 31, 2022	12,019,000	1,202	293,048	(246,610)	47,640
Stock based Compensation	—	—	—	—	—
Proceeds from shares issued	200,000	20	19,980	—	20,000
Net loss	—	—	—	(36,842)	(36,842)
June 30, 2022	12,219,000	1,222	313,028	(283,452)	30,798
Stock based Compensation	—	—	—	—	—
Proceeds from shares issued	160,000	16	39,984	—	40,000
Net loss	—	—	—	(38,903)	(38,903)
September 30, 2022	12,379,000	1,238	353,012	(322,355)	31,895
Stock based Compensation	150,000	15	14,985	—	15,000
Proceeds from shares issued	800,000	80	77,396	—	77,476
Net loss	—	—	—	(36,019)	(36,019)
December 31, 2022	13,329,000	1,333	445,393	(358,374)	88,352

See accompanying notes

Page | 3

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	For the	For the
	nine months ended	nine months ended
	December 31, 2023	December 31, 2022
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss for the year	(119,541)	(111,764)
Items not affecting cash
Depreciation	211	286
Stock based compensation	11,000	15,000
Changes in Operating assets & liabilities
Change in accounts receivable	(255)	—
Change in inventory	(127,276)	(3,526)
Change in prepaid and sundry	2,337	(1,904)
Change in advances to suppliers	126,219	(26,331)
Change in accrued liability	(3,850)	3,627
Change in accounts payable	2,128	(9,759)
Net cash provided by (used) in operating activities	(109,027)	(134,371)

INVESTING ACTIVITIES
Acquisition of equipment	—	—
Net cash used in investing activities	—	—

FINANCING ACTIVITIES
Proceeds from Related Parties advances	(17,358)	(478)
Repayments of Related Parties advances	24,340	1,721
Proceeds from convertible note payable
Issue of common stock, net of issuance costs	100,149	137,476
Changes in stock receivable subscription	—	—
Net cash provided by/(used in) financing activities	107,131	138,719

Net decrease in cash during the year	(1,896)	4,348
Cash, beginning of year	2,710	57,497
Cash, end of quarter	814	61,845

See accompanying notes

Page | 4

LSEB Creative Corp.
Notes to Financial Statements
For the Quarters Ending December 31, 2023 and 2022

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

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States dollars (“USD”). The consolidated financial statements include the accounts of LSEB Creative Corp and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated. There has been limited activity in the Company’s wholly-owned subsidiary.

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

Page | 5

LSEB Creative Corp.
Notes to Financial Statements
For the Quarters Ending December 31, 2023 and 2022

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

As of December 31, 2023, the Company had a cash balance of $814 (March 31, 2023: $2,710). Cash includes cash on hand and balances with banks.

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

Advertising & Promotions

Advertising costs are recognized as expense in Statement of operations for the period when incurred. For the quarter period ending December 31, 2023, Company recognized $4,400 (December 31, 2022: $3,338). For the nine months ending December 31, 2023 the Company recognized $42,370 (December 31, 2022: $7,417).

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
For the Quarters Ending December 31, 2023 and 2022

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

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. The net realizable value is the estimated selling price in the ordinary course of business, less the cost of completion and selling expenses. As of December 31, 2023 the Company has $130,802 in inventory valued at cost. Inventory is finished goods excluding freight costs. The Company periodically reviews its inventories and makes a provision as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of its inventory below its previous estimate, the Company would increase its reserve in the period in which it made such a determination.

In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink reserve accordingly. As of December 31, 2023, the Company has no obsolescence provisions, damage provisions, or shrinkage provisions.

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
For the Quarters Ending December 31, 2023 and 2022

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
For the Quarters Ending December 31, 2023 and 2022

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
For the Quarters Ending December 31, 2023 and 2022

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

On September 1, 2023 the Company executed a further 12 month extension ending August 31, 2024 for USD $800 (CAD $1,000) per month.

As of December 31, 2023 the Company has also made an advance payment of $15,143 to its manufacturing partners in Portugal. Once the goods are received by the Company we will allocate the amount to inventory.

Page | 10

LSEB Creative Corp.
Notes to Financial Statements
For the Quarters Ending December 31, 2023 and 2022

7.	EQUIPMENT

	December 31, 2023	March 31, 2023
Cost
Opening	2,744	2,744
Addition	—	—
Disposal	—	—
Closing	2,744	2,744
Accumulated Depreciation
Opening	1,737	1,369
Depreciation	211	368
Closing	1,948	1,737
Net Book Value	796	1,007

8.	ADVANCES FROM A RELATED PARTY

These advances are from a shareholder of the Company. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

	December 31,	March 31,
	2023	2023
	$	$

Jordan Starkman	62,711	55,034
Lauren Bentley	1,038	1,733
TOTAL	63,749	56,767

9.	RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions for the quarter ending December 31, 2023 were $5,604 (December 31, 2022: $4,415).

Page | 11

LSEB Creative Corp.
Notes to Financial Statements
For the Quarters Ending December 31, 2023 and 2022

10.	STOCKHOLDERS’ DEFICIENCY

Authorized stock

Preferred stock

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001.

Common stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001.

Issued stock

Preferred stock

As at December 31, 2023, the company has not issued any preferred stock.

Common stock

As at December 31, 2023, the company has 14,680,500 shares of common stock issued and outstanding.

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

Page | 12

LSEB Creative Corp.
Notes to Financial Statements
For the Quarters Ending December 31, 2023 and 2022

On September 18, 2023, the Company issued 200,000 common shares at $0.10 per share for cash payment of $20,000.

On September 25, 2023, the Company issued 100,000 common shares at $0.10 per share for cash payment of $10,000.

On October 25, 2023, the Company issued 7,500 common shares at $0.10 per share for cash payment of $750.

On November 21, 2023, the Company issued 20,000 for Consulting services at $0.10 per share. The company recognized the total amount of $2,000 as Consulting expense in Statement of Operations.

Page | 13

LSEB Creative Corp.
Notes to Financial Statements
For the Quarters Ending December 31, 2023 and 2022

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

The Company has entered into a number of Consulting Agreements and pursuant to the Agreements the Company may be required to pay a 2%-3% finder’s fee associated with any new financings as of December 31, 2023. The Company has not been obligated to pay a finder’s fee related to the capital raised as of December 31, 2023.

The Company has no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

13.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to February 20, 2024, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to report.

Page | 14

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

From inception to December 31, 2023 we have incurred an accumulated deficit of $510,522. Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. The Company has recently commenced sales, but has limited operating history. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Operations

Product

Our product design and development efforts are led by Lauren Bentley and include a team of designers based in the US and abroad who are dedicated to premium quality. Our design and development team identifies trends based on market intelligence and research, proactively seeks the input of our target market and broadly seeks inspiration consistent with our goals of fit, style and function superiority. As we strive to provide our customers with intricately designed and skillfully constructed garments, our team works closely with our suppliers to ensure specifications are reached. We will partner with independent inspection, verification, and testing companies, who conduct a variety of tests on our fabrics, testing performance characteristics including retention, abrasion resistance, colorfastness, and sun damage. We offer premium swimwear that is optimized for fit, comfort, functionality and style. By combining functionality with elevated design, our brand not only has strong consumer appeal, but also attracts a growing core of consumers that desire swimwear suited to their lifestyles. We believe our superior quality and technically advanced products allow us to maintain premium price points and encourage repeat purchases among our customers.

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

Since December 31, 2023, and for the next 3 months during our fiscal year 2024, our business will be built across four key growth product categories including: (1) Women’s Swimwear, (2) Men’s Swimwear, (3) Women’s Beachwear, and (4) Accessories. Our growth plan is to achieve $500,000 in net revenues within the first 12 months following our official launch, with majority derived from category (1), Women’s Swimwear. The Company launched the brand in October 2023 with men’s and women’s swimwear, and we have started generating revenue. The Company plans to complete a financing through a private offering for a minimum of $400,000 within 3-6 months following our December 31, 2023 quarter-end. We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company. We intend to target consumers with on-line marketing, and businesses, including hotels and independent boutiques with direct mail, and pursuing contacts within the industry. The Company also expects to attend swimwear trade shows across the world.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition. In the unlikely scenario that we are not successful in financing our target of $400,000 or above through a private offering within the first 3-6-months following our December 31, 2023 quarter-end we will delay the launch of the Women’s Beachwear, and continue moving forward solely with Men’s and Women’s Swimwear.

Within 18 months following our December 31, 2023 quarter-end, our total sales forecast is $1,200,000. This target is comprised of $1,000,000 Women’s Swimwear and Men’s Swimwear categories, and $200,000 Beachwear and Accessories. We anticipate a sales growth rate of approximately 50% per year for our first 3 operational years.

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

As of our quarter end December 31, 2023, the Company has completed a number of the essential functions outlined above. Our first collection, which has launched in October 2023 in conjunction with the brand’s ecommerce site, has been designed and technical illustrations have been completed. For the Company’s second collection, our technical packages, which includes the technical sketches and all specifications on measurements, construction, trim and fabric Bill of Materials, and all additional information the manufacturing company will need, have been completed by an outsourced Technical Designer. The Company has received the sample sets for the second collection from the factory and we expect to launch the second collection in February 2024. A significant amount of focus went into the sourcing of collection trims and fabric, as well as brand packaging and labeling. The Company believes in sourcing based on quality, not ease, in order to develop superior product. Thus, all items are sourced from various countries and factories depending on capabilities, skills, and technologies. For our first and second collection, majority of items have been sourced from specialized, established suppliers in Italy, France, and Spain. The marketing mix is of large focus for the Company, as we understand the importance of marketing within the luxury market and its role in building brand recognition and credibility. For this reason, we have decided to utilize a third-party, bespoke marketing agency based out of London, England. Completed initial marketing projects include; the branding package, which includes the primary logo, secondary logo, and submark, in addition to the overall brand, story and packaging designs; and ecommerce website development. The Company is on track with all necessary functions in order to meet deadlines and ultimately, all established Company goals.

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

All steps of the process have been completed in accordance with the fashion calendar with our first collection released in October 2023. This is essential to ensure consistent product offering and Company sales forecast is met.

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

We have estimated that we will incur minimum expenses equal to $25,000 in the first 12 months following our December 31, 2023 quarter-end in order to maintain our business operations. However, if we complete a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $400,000 within 3-6 months following the Company’s December 31, 2023 quarter-end. Any capital raised will be through either a private placement and will result in the issuance of common shares from the Company’s authorized capital.

Working Capital	$74,000
Legal/Accounting/Filings	$25,000
Inventory	$100,000
Advertising and Marketing	$100,000
General Administrative	$10,000
Salaries and Customer Service	$75,000
Telephone	$1,000
Travel	$15,000
Total Expenses	$400,000

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements. The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 6 months following our December 31, 2023 quarter-end.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months and nine months ended December 31, 2023 and December 31, 2022, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has recently commenced generating revenue and has an accumulated deficit $510,522 as of December 31, 2023 since its inception and requires capital for its contemplated operational and marketing activities to take place. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, our auditors opinion has raised substantial doubt about our ability to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and the implementation of its strategic plans provide the opportunity for the Company to continue as a going concern.

For the three months and nine months ended December 31, 2023 and December 31, 2022

Revenue

The Company generated $1,915 in sales during the nine month period ended December 31, 2023, and for the nine month period ended December 31, 2022 the Company did not have any sales. The Company has recently launched its new e-commerce platform, laurenbentleyswim.com. The Company has received its bulk production from its factory in Portugal in order to generate revenues as the Company expands its operations.

Operating Expenses

Operating expenses for the quarter ended December 31, 2023 were $29,628, as compared to $35,708 for the quarter ended December 31, 2022. Operating expenses for the nine months ended December 31, 2023 were $120,405, as compared to $106,407 for the nine months ended December 31, 2022. The increase in operating expenses was primarily attributed to an increase in advertising and promotion expenses, and travel expenses for the Company’s campaign shoot.

Net loss

The Company reported a net loss of $26,909 for the quarter ended December 31, 2023, and $36,019 for the quarter ended December 31, 2022, respectively. The Company reported a net loss of $119,541 for the nine months ended December 31, 2023, and $111,764 for the nine months ended December 31, 2022, respectively. The increased loss was primarily due to the increase in advertising and promotion expenses, and travel expenses as indicated above.

During the three months ended December 31, 2023, the Company recorded $6,021 in consulting fees as compared to $21,111 for the three month period ended December 31, 2022. The Company recorded $19,090 in consulting fees for the nine months ended December 31, 2023 compared to $44,399 for the nine months ended December 31, 2022. In addition, professional fees for the three month period ended December 31, 2023 were $7,968 as compared to the three month period ended December 31, 2022 $5,845. The Company recorded $18,992 in professional fees for the nine months ended December 31, 2023 compared to $31,858 for the nine months ended December 31, 2022.

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

The Company reported $11,174 in General and Administrative Expenses for the quarter ended December 31, 2023 as compared to $5,326 for the quarter ended December 31, 2022. The Company recorded $39,742 in General and Administrative Expenses for the nine months ended December 31, 2023 compared to $22,447 for the nine months ended December 31, 2022. The increase in General and Administrative Expenses is primarily attributed to travel expense related to visiting our manufacturer in Porto, Portugal, and the campaign shoot in Spain.

The Company has also reported $4,400 in Advertising and Promotion Expenses for the quarter ended December 31, 2023 as compared to $3,338 for the quarter December 31, 2022. For the nine months ending December 31, 2023 the Company recognized $42,370 (December 31, 2022: $7,417). The increase in Advertising and Promotion Expenses is primarily attributed to the Company’s payment to its marketing agency for the preparation of the Company’s campaign shoot plus packaging items for customer purchases.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Income Tax

During the period from inception (April 3, 2019) to December 31, 2023, we had no provision for income taxes due to the net operating losses incurred.

Off Balance Sheet Financing

We have no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company has recently started generating revenue and has an accumulated deficit $510,522 as of December 31, 2023. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Period Ended December 31, 2023	Period Ended December 31, 2022
Net Cash Provided by (Used in) Operating Activities	$(109,027)	$(134,371)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	107,131	138,719
Net Increase (Decrease) in Cash	$(1,896)	$4,348

Our cash balance was $814 and $2,710 as of December 31, 2023, and as of March 31, 2023, respectively. We recorded a net loss of $26,909 for the three month period ended December 31, 2023, and $36,019 for the three month period ended December 31, 2022, respectively.

We believe we can satisfy our cash requirements for the next 6 months. We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 6 months will total approximately $25,000. Legal and accounting expenses of $20,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash balance of $814, additional financing, net sales, and if needed, an advance from our directors, Lauren Bentley and Jordan Starkman. Currently there is no firm loan commitment between the Company and Lauren Bentley and Jordan Starkman in place. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised. The foregoing represents our best estimate of our cash needs based on our current business condition. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. It is currently expected that the Company will spend an additional $250,000 in variable costs relating to marketing and business development that will be funded from future financings.

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

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During quarter ending December 31, 2023, the Company completed non-brokered private placements of 7,500 shares of common stock at $.10 per share for proceeds of $750. In addition, the Company issued 20,000 shares as a payment towards consulting fees valued at $2,000.

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
Jordan Starkman Director, Chief Financial Officer, Principal Accounting Officer Dated: February 20, 2024.