Form 10-K
period 2024-03-31
LSEB Creative Corp.
filed 2024-07-16
CIK 1888740

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024.

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

The aggregate market value of the 6,936,300 shares of voting common equity held by non-affiliates of the registrant as of March 31, 2024 was $18,936,099 computed by reference to the closing price of the common equity last sold (which was $2.73 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of July 16, 2024, the registrant had 15,056,300 shares issued and outstanding.

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

From inception to March 31, 2024 we have incurred an accumulated deficit of $554,534. Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. The Company has recently commenced sales, but has limited operating history. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

The Company is actively seeking financing for its current business operation. The Company is optimistic that the financing will be secured and the going concern risk will be removed. Any capital raised will be through a private placement and will result in the issuance of shares of common stock from the Company’s authorized capital.

We do not consider our self a blank check company and we do not have any plan, arrangement, or understanding to engage in a merger or acquisition with any other entity. We do not consider ourselves a blank check company, as we have a specific business plan and have moved forward with our business operations including commencing sales in the 3rd quarter ended December 31, 2023.

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

The Global Swimwear Market Size was valued at 20.2 billion USD in 2023, and it is expected to reach a value of 30.8 billion USD by 2032, at a CAGR of 4.8% over the forecast period (2024-2032). It is clear that consumers are not only willing to invest in swimwear goods, but are seeking new brands and product assortment. The swimwear market is being driven by the rising rate of global population and product innovation to meet the need for specialized clothes for water activities and vacations by the pool or beach. It is expected that consumers will acquire various types of swimsuit goods based on their comfort, activities, and fashion appeal as a result of rapid changes in fashion trends and a rise in disposable money. Women from many cultures are becoming more and more interested in designer swimwear that enhances the slimming effect and gives value-added features such as practical cuts and fashionable designs. The growth of the spa and beauty sectors as well as rising female demand for specialty swimwear are in part driving the swimwear and beachwear market. Swimming is thought to be the most well-liked sport and leisure activity. Growing fitness concerns among people of all ages are boosting interest in swimming as the finest physical activity. In turn, this is laying the groundwork for the mass purchasing of swimwear products. The market is also being driven by growing technical and process innovation in developed economies. The market has grown as a result of the development of numerous types of sophisticated fabrics that maintain their colour for a longer amount of time and are resistant to chlorine.

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

Travel and Tourism

Travel and tourism is one of the world’s largest industries, reaching a global economic contribution (direct, indirect and induced) of a record $7.7 trillion in 2022. According to recent data obtained by IATA (International Air Transportation Association), approximately 35% of vacationing Americans had intentions of travelling internationally to destinations that require swimwear attire in 2020, which is a 9% increase from 2018. The average consumer is changing their spending habits, and travel is benefiting as a result. In addition to these statistics, there is also a growing social trend of spending on experiences, such as travel, rather than tangible goods. Several factors contribute to this trend:

Seeking happiness and fulfillment: Research suggests that experiences tend to provide longer-lasting happiness compared to material possessions. People are realizing that investing in experiences can lead to more meaningful and fulfilling lives.

Social media influence: Platforms like Instagram and Facebook have made it easier for people to share their experiences with others. This can create a desire to partake in similar experiences, driving the popularity of travel and other experiential activities.

Changing priorities: Many individuals, particularly millennials and younger generations, prioritize experiences over material possessions. They value creating memories and having unique adventures over accumulating belongings.

Status symbol: Experiences are increasingly becoming a status symbol. Sharing stories about exotic travels or unique experiences can convey social status and cultural capital.

Ease of access: With advancements in technology and travel infrastructure, experiencing different cultures and destinations has become more accessible and affordable for many people.

This shift in spending habits has implications for various industries, including travel, hospitality, entertainment, and leisure. Companies are adapting their offerings to cater to this growing demand for experiences, creating new opportunities in the market. With tourism and travel expected to continue growing at consistent rate to 2025, the swimwear industry is sure to reflect a similar advance.

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

Diverse Product Selection

Our product assortment is narrow and curated, showcasing various styles and patterns that will be well received and understood by our customers. While establishing ourselves within the luxury sector, our products follow a competitive pricing strategy.

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

Broaden the Appeal of our Products

We will selectively seek opportunities to expand the appeal of our swimwear line and improve productivity to increase our overall market share. This includes plans to expand our product offering in categories such as beachwear and men’s daywear.

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

Design and Styling

Focusing on luxury swimwear items for both men and women, LSEB’s collection embody it’s affluent, contemporary target market entirely. The individual men’s and women’s sub-collections will be coordinating, as the partnered portion of our target market values looking well put-together as a couple. The physical presence of our collection has the following defining attributes; fine details and finishings, alluring silhouettes, coordinating pieces, and a runway-ready look. The designs are highly influenced by ready-to-wear fashions. Our intention is that individually, our designs are versatile enough that they can exceed their intended purpose - swimming and lounging, making appearances in the customer’s daily wardrobe. To ensure the highest quality in fabrics, hardware and embellishments, LSEB put emphasis on the sourcing process for all items individually. Newest technologies in fabrics and manufacturing will be utilized in design and production stages, and may include technologies such as, quick drying finishes or shapewear fabric. From goods to packaging and labeling, the brand identity has been absolutely thought through and is evident across all areas.

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

Pricing Strategy

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

Distribution

LSEB will be utilizing a multi-channel distribution strategy, which will include both B2B and B2C relationships. Our main distribution channel will be eCommerce, as it will ensure our highest profitable margins and allow immediate access for the consumers. Additionally, emphasis will be placed on establishing relationships with buyers and retailers worldwide, with the intension of pursuing a retail distribution channel following our introduction stage.

Technology

Our ecommerce platform is powered by a bespoke Wordpress website - developed by Stories Design Studio Ltd., - as Wordpress software is secure, easy to use, and offers features such as responsive web design, search engine optimization (SEO), and fully customized pages. It’s these key features that set Wordpress apart from other ecommerce software and has allowed us to build an advanced platform for our customers to shop.

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

Through our research we found that 67% of the buying process now takes place digitally (Digital Marketing Institute). We plan to capitalize on this evidence by directing majority of our focus towards content, processes, and analytics across these channels. Our eCommerce website was built bespoke by our favored marketing agency, Stories Design Studio Ltd. Website optimization, striking content, and the development of an omni-channel experience is our primary focus. Modern day consumers are most likely to stay engaged when digital information and content is quick to access and easily understood. Consistency and interconnection across all digital platforms, including web and mobile, are essential to the natural growth of our brand and sales. Additional web and mobile tactics, such as reduced clicks, eye-catching content, and aesthetically pleasing graphic design, are utilized to guarantee customer satisfaction. By implementing said tactics and regularly updating our platform with fresh content, the Company will ensure consistent traffic and sales.

Below you will see mobile and web design images;

Email Marketing

In 2020, email remains the leading communication channel for consumers, placing it as an important focus for the Company. Great emphasis will be put on composing and expanding our Email List, communicating with the regularly to tease sneak-peaks, new product information, and any additional marketing campaigns. By doing so, we will secure an audience among our target market and create excitement and desirability around the brand. To gain said Email List, we will draw on A) industry contacts, B) prompt consumers with an opt-in form available and linked to all web and mobile outlets, and C) an Email Marketing Service such as Drip, which focuses on intelligent marketing automation to convert visitors into subscribers. These tactics, along with others, will successfully capture our audience and ensure tailored, consistent communication as our brand expands.

Event Marketing

The Company plans to host an event to raise awareness of the brand, generate excitement, and most importantly, showcase the collection. It will be attended by industry professionals, potential buyers, press, influencers, and supporters. The collection will be presented as an ongoing runway show throughout the evening. Location, décor, food and drinks, and music will be thoughtfully chosen in order to best represent the brand’s overall style and values.

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

Print Advertising

Although it may seem print advertising is diminishing with today’s technology, the fashion industry and its consumers remain appreciative and continue to invest in the tactile sensation of printed media. Accordingly, print advertising will play an important part in our strategy, with focus on securing featured advertising in various fashion publications across the world. By establishing healthy relationships with industry professionals and hosting them at our future event, we will then be able to nurture further conversations regarding potential publication features.

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

We currently operate and will distribute goods from our office in Toronto, Canada. Our facilities are leased or owed by third parties who allow us to utilize the space at no cost.

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

Employees

As of March 31, 2024, we currently have one full time employee, Lauren Bentley, who does not have a formal employment agreement. We plan to hire additional employees as needed as the Company grows. In addition, Jordan Starkman is the CFO and he does not have a formal employment agreement. Furthermore, the Company has 7 consultants working for the Company related to financing activities, brand awareness, and design and patterns for the swimwear.

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

Risks Related to Our Business and Industry

The COVID-19 coronavirus outbreak and related government, private sector, and individual consumer responsive actions may adversely affect our business operations, web traffic, employee availability, travel, financial condition, liquidity, and cash flow.

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

Furthermore, we are required to frequently travel to Europe to visit our manufacturer and suppliers, and future travel restrictions due to COVID-19 has delayed our sourcing and production. In addition, fewer consumers are travelling to warm destinations limiting the demand for swimwear.

We have a limited operating history and no brand recognition that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Wyoming in April 3, 2019. With the exception of $4,448 in cash on March 31, 2024, we have no significant financial resources and limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history and limited brand recognition, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. From inception to March 31, 2024, we have incurred an accumulated deficit of $554,534, and as of the twelve months ending March 31, 2024 we have incurred a net loss of $163,553. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan.

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

Our operating results will depend on our ability to maintain satisfactory relationships with qualified sales personnel as well as customers, suppliers and manufacturers. If we fail to maintain relationships with such persons or fail to acquire relationships with such key persons in the future, our business may be adversely affected.

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

We may incur significant costs as a public company to ensure compliance with United States corporate governance and accounting requirements and we may not be able to absorb such costs.

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

Our common stock is currently tradable in the secondary market, and we are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which likely would make it difficult for our shareholders to sell their securities.

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

Upon the successful launch of our website and commencement of sales, as our operations grow, the simultaneous management of development, production and commercialization across our target markets will become increasingly complex and may result in less than optimal allocation of management and other administrative resources, increase our operating expenses and harm our operating results.

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

Our Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock, par value $0.0001 per share, of which 15,036,300 shares are issued and outstanding as of March 31, 2024. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then-existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

The identification, detection, prevention and remediation of known or potential IT security vulnerabilities, including those arising from third-party hackers, hardware or software, is extremely costly and time consuming. The Company does not have the manpower, expertise or financial resources to effectively identify, detect, prevent or remediate cybersecurity risks. No assurance or guarantee whatsoever can be given that the Company will not be damaged by the exploitation of its cybersecurity vulnerabilities.

During the year ended March 31, 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

ITEM 2. PROPERTIES

Our principal executive office location and mailing address is 30 N. Gould St. #4000, Sheridan, WY 82801. Currently, this space is sufficient to meet our office, and telephone facility needs; however, if we expand our business to a significant degree, we will have to find a larger space. In addition, the Company has an office in Toronto, Canada. The premises is leased by Jordan Starkman and as of January 1, 2022 LSEB Creative entered into a 8 month lease agreement with Mr. Starkman for payment of USD $800 (CAD $1,000) per month for the use of the space. The Company executed a Lease Extension Agreement for an additional 12 month period starting September 1, 2022 and ending August 31, 2023 for USD $800 (CAD $1,000) per month. On September 1, 2023 the Company executed a further extension for USD $800 (CAD $1,000) per month ending on August 31, 2024. The lease includes all utilities and internet. The Company is also currently looking for additional office space in Miami, Fl, and in the United Kingdom.

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

As of March 31, 2024, we have issued 15,036,300 shares of common stock since the Company’s inception on April 3, 2019. As of March 31, 2024, we had no outstanding shares of preferred stock, options, warrants, notes payable convertible into capital stock, or other securities that are convertible into shares of common stock.

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

Holders

As of the March 31, 2024, we had 72 stockholders of our common stock. As of such date, 15,036,300 shares were issued and outstanding.

Transfer Agent

We have engaged Clear Trust, LLC., as transfer agent to serve as agent for shares of our common stock. Our transfer agent’s contact information is as follows:

Clear Trust, LLC..

16540 Pointe Village Dr #210, Lutz, Florida, 33558

(813) 235-4490

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended March 31, 2024, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

Sale of Unregistered Securities

As at March 31, 2024, the company has 15,036,300 shares of common stock issued and outstanding.

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

On February 20, 2024, the Company issued 3,800 common shares at $0.10 per share for cash payment of $380.

On March 1, 2024, the Company issued 15,000 for Consulting services at $0.10 per share. The company recognized the total amount of $1,500 as Consulting expense in Statement of Operations.

On March 1, 2024, the Company issued 37,000 for Consulting services at $0.10 per share. The company recognized the total amount of $3,700 as Consulting expense in Statement of Operations.

On March 1, 2024, the Company issued 20,000 for Consulting services at $0.10 per share. The company recognized the total amount of $2,000 as Consulting expense in Statement of Operations. These shares were issued on May 31, 2024.

On March 4, 2024, the Company issued 250,000 common shares at $0.10 per share for cash payment of $25,000.

On March 5, 2024, the Company issued 50,000 for Consulting services at $0.10 per share. The company recognized the total amount of $5,000 as Consulting expense in Statement of Operations.

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

During the year ended March 31, 2024 we have incurred a net loss of $163,553 and have an accumulated deficit of $554,534 as of March 31, 2024. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Plan of Operation

Since March 31, 2024, and for the next 12 months during our fiscal year 2025, our business will be built across four key growth product categories including: (1) Women’s Swimwear, (2) Men’s Swimwear, (3) Women’s Beachwear, and (4) Accessories. Our growth plan is to achieve $500,000 in net revenues within the first 12 months following fiscal year end March 31, 2024, with majority derived from category (1), Women’s Swimwear. The Company launched the brand in October 2023 with men’s and women’s swimwear, and we have started generating revenue. The Company plans to complete a financing through a private offering for a minimum of $400,000 within the 6-12 months following our March 31, 2024 year-end. We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company.

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

Within 24 months following our March 31, 2024 year-end, our total sales forecast is $1,200,000. This target is comprised of $1,000,000 Women’s Swimwear and Men’s Swimwear categories, and $200,000 Beachwear and Accessories. We anticipate a sales growth rate of approximately 50% per year for our first 3 operational years.

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

As of our year end March 31, 2024, the Company has completed a number of the essential functions outlined above. Our first collection, which has launched in October 2023 in conjunction with the brand’s ecommerce site, has been designed and technical illustrations have been completed. For the Company’s second collection, our technical packages, which includes the technical sketches and all specifications on measurements, construction, trim and fabric Bill of Materials, and all additional information the manufacturing company will need, have been completed by an outsourced Technical Designer. The Company has received the sample sets for the second collection from the factory and we expect to launch the second collection in July 2024. A significant amount of focus went into the sourcing of collection trims and fabric, as well as brand packaging and labeling. The Company believes in sourcing based on quality, not ease, in order to develop superior product. Thus, all items are sourced from various countries and factories depending on capabilities, skills, and technologies. For our first and second collection, majority of items have been sourced from specialized, established suppliers in Italy, France, and Spain. The marketing mix is of large focus for the Company, as we understand the importance of marketing within the luxury market and its role in building brand recognition and credibility. For this reason, we have decided to utilize a third-party, bespoke marketing agency based out of London, England. Completed initial marketing projects include; the branding package, which includes the primary logo, secondary logo, and submark, in addition to the overall brand, story and packaging designs; and ecommerce website development. The Company is on track with all necessary functions in order to meet deadlines and ultimately, all established Company goals.

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

We have estimated that we will incur minimum expenses equal to $25,000 in the year following our March 31, 2024, year-end in order to maintain our business operations. However, if we complete a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $400,000 within the 12 month period following the Company’s 2024 year-end. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

Working Capital	$74,000
Legal/Accounting	$25,000
Inventory	$100,000
Advertising and Marketing	$150,000
General and administrative	$10,000
Salaries and Customer Service	$25,000
Telephone	$1,000
Travel	$15,000
Total Expenses	$400,000

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements. The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 12 months following our March 31, 2024 year-end.

Results of Operations for the years ended March 31, 2024 and 2023

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended March 31, 2024 and March 31, 2023, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has limited revenue from operations and has an accumulated deficit $554,534 as of March 31, 2024 since its inception and requires capital for its contemplated operational and marketing activities to take place. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, our auditors opinion has raised substantial doubt about our ability to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and the implementation of its strategic plans provide the opportunity for the Company to continue as a going concern.

Revenue

The Company generated $3,989 in sales during the year ended March 31, 2024, and for the year ended March 31, 2023 the Company did not have any sales. The Company has recently launched its new e-commerce platform, laurenbentleyswim.com. The Company has received its bulk production from its factory in Portugal in order to generate revenues as the Company expands its operations.

Operating Expenses

Operating expenses for the years ended March 31, 2024 and March 31, 2023 were $164,424 and $139,443, respectively. This increased operating expenses during the year ended March 31, 2024 was primarily attributed to an increase in advertising and promotion expenses, and travel expenses for the Company’s campaign shoot. In addition, the Company has increased its advertising/promotional initiatives since the launch of the brand.

 Net loss

We reported a net loss of $163,553 and $144,371 for the years ended March 31, 2024 and March 31, 2023, respectively. The increased loss was primarily due to the increase in advertising and promotion expenses, and travel expenses as indicated above.

During the years ended March 31, 2024 and March 31, 2023 the Company recorded $30,073 and $45,696 in Legal and Professional fees The decrease mainly represents reduced legal expenses related to the Company’s regulatory filings. The Company expects professional fee costs to increase as the Company may file a registration statement in the future. Furthermore, the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other entities or assets and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

The Company has also reported $49,699 in General and Administrative Expenses for the year ended March 31, 2024 as compared to $34,400 for the year ended March 31, 2023. The increase in General and Administrative Expenses was primarily attributed to travel expense related to visiting our manufacturer in Porto, Portugal, and the campaign shoot in Spain. In addition, the Company reported $45,662 in Advertising and Promotional Expenses for the year ended March 31, 2024 as compared to $8,342 for the year ended March 31, 2023. The increase in Advertising and Promotion Expenses is primarily attributed to the Company’s payment to its marketing agency for the preparation of the Company’s campaign shoot plus packaging items for customer purchases.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Income Tax

During the period from inception (April 3, 2019) to March 31, 2024, we had no provision for income taxes due to the net operating losses incurred.

Off Balance Sheet Financing

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

	Year Ended March 31, 2024	Year Ended March 31, 2023
Net Cash Provided by (Used in) Operating Activities	$(133,547)	$(274,097)
Net Cash Provided by (Used) in Investing Activities	$(2,948)	$-
Net Cash Provided by (Used in) Financing Activities	$138,233	$219,310
Net Increase (Decrease) in Cash	$1,738	$(54,787)

Our cash balance was $4,448 and $2,710 for the years ended March 31, 2024 and March 31, 2023, respectively.  We recorded a net loss of $163,553 and $144,371 for the years ended March 31, 2024 and March 31, 2023, respectively.

Cash used in operating activities during the year ended March 31, 2024, was $133,547, which included $126,466 for the Company’s inventory.

We believe we can satisfy our cash requirements for the next 6 months. We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 6 months will total approximately $25,000. Legal and accounting expenses of $20,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash balance of $4,448, additional financing, net sales, and if needed, an advance from our directors, Lauren Bentley and Jordan Starkman. Currently there is no firm loan commitment between the Company and Lauren Bentley and Jordan Starkman in place. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised. The foregoing represents our best estimate of our cash needs based on our current business condition. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. It is currently expected that the Company will spend an additional $250,000 in variable costs relating to marketing and business development that will be funded from future financings.

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

ITEM 8.  FINANCIAL STATEMENTS

Audited Consolidated Financial Statements

LSEB Creative Corp.

For the Years ending March 31, 2024 and 2023

LSEB Creative Corp.
Consolidated Financial Statements

For the Years ending March 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LSEB Creative Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LSEB Creative Corp. (“the Company”) as of March 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended March 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated losses from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2021. Spokane, Washington
July 16, 2024

LSEB Creative Corp.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

	March 31,	March 31,
	2024	2023
	(Audited)	(Audited)
	$	$
ASSETS
Current assets
Cash	4,448	2,710
Advances to suppliers	15,143	141,362
Accounts Receivable	1,731	—
Inventory	129,992	3,526
Prepayments and Other Receivables [Note 5]	178	3,695
Total current assets	151,492	151,293

Non-current assets
Equipment, net [Note 6]	3,242	1,007
Total assets	154,734	152,300

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	5,881	5,095
Accrued liabilities	11,877	8,109
Shares to be issued [Note 10]	2,000	—
Advances from a related party [Note 7]	69,470	56,767
Total current liabilities	89,228	69,971

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, Nil preferred shares outstanding at March 31 2024 (March 31, 2023: Nil),	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 15,036,300 common shares outstanding as at March 31, 2024 (March 31, 2023 : 13,569,000 ) [Note 9]	1,504	1,357
Additional paid-in capital [Note 9]	618,536	471,953
Accumulated deficit	(554,534)	(390,981)
Total stockholders’ deficiency	65,506	82,329
Total liabilities and stockholders’ deficiency	154,734	152,300

See accompanying notes

Going concern (Note 3)

Related party transactions (Note 8)

Contingencies and Commitments (Note 12)

Income Taxes [Note 13]

Subsequent events (Note 14)

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	For the	For the
	year ended	year ended
	March 31, 2024	March 31, 2023
	$	$
Sales	3,989	—
Cost of Goods Sold	1,337	—
Gross Profit	2,652	—
EXPENSES
Advertising & promotion	45,662	8,342
Consulting expenses	38,277	50,637
Legal & Professional Fee	30,073	45,696
General & Administrative Expenses	49,699	34,400
Depreciation [Note 6]	713	368
Total operating expenses	164,424	139,443
Net income/ (loss) from operations	(161,772)	(139,443)
Exchange Gain/(Loss)	(1,781)	(4,928)
Net income/(loss) from operations before income taxes	(163,553)	(144,371)
Income taxes	—	—
Net income/(loss) for the year	(163,553)	(144,371)
	(163,553)
Loss per share, basic and diluted	(0.01)	(0.01)

Weighted average number of common shares outstanding	14,351,618	12,618,589

See accompanying notes

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Expressed in US dollars)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficiency
		$	$	$	$
March 31, 2022	12,019,000	1,202	293,048	(246,610)	47,640
Stock based Compensation	150,000	15	14,985	-	15,000
Proceeds from shares issued	1,400,000	140	163,920	-	164,060
Net loss	-	-	-	(144,371)	(144,371)
March 31, 2023	13,569,000	1,357	471,953	(390,981)	82,329
Stock based Compensation	212,000	21	21,179	-	21,200
Proceeds from shares issued	1,255,300	126	125,404	-	125,530
Net loss	-	-	-	(163,553)	(163,553)
March 31, 2024	15,036,300	1,504	618,536	(554,534)	65,506

See accompanying notes

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	For the	For the
	year ended	year ended
	March 31, 2024	March 31, 2023
	$	$
OPERATING ACTIVITIES
Net loss for the year	(163,553)	(144,371)
Items not affecting cash
Shares to be issued	2,000	—
Depreciation	713	368
Stock based compensation	21,200	15,000
Changes in Operating assets & liabilities
Change in accounts receivable	(1,731)	—
Change in inventory	(126,466)	(3,526)
Change in prepaid and sundry	3,517	307
Change in advances to suppliers	126,219	(141,362)
Change in accrued liability	3,768	8,109
Change in accounts payable	786	(8,622)
Net cash provided by (used) in operating activities	(133,547)	(274,097)

INVESTING ACTIVITIES
Acquisition of equipment	(2,948)	—
Net cash used in investing activities	(2,948)	—

FINANCING ACTIVITIES
Proceeds from Related Parties advances	(16,771)	60,239
Repayments of Related Parties advances	29,474	(4,989)
Issue of common stock, net of issuance costs	125,530	164,060
Net cash provided by/(used in) financing activities	138,233	219,310

Net increase (decrease) in cash during the year	1,738	(54,787)
Cash, beginning of year	2,710	57,497
Cash, end of quarter	4,448	2,710

See accompanying notes

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2024 and 2023

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

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2024 and 2023

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

As of March 31, 2024, the Company had a cash balance of $4,448 (March 31, 2023: $2,710). Cash includes cash on hand and balances with banks.

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

Advertising & Promotions

Advertising costs are recognized as expense in Statement of operations for the period when incurred. For the year ending March 31, 2024, company recognized $45,662 (March 31, 2023: $8,342)

Use of Estimates

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

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2024 and 2023

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued.)

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

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. The net realizable value is the estimated selling price in the ordinary course of business, less the cost of completion and selling expenses. As of March 31, 2024 the Company has $129,992 in inventory valued at cost. Inventory is finished goods excluding freight costs. The Company periodically reviews its inventories and makes a provision as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of its inventory below its previous estimate, the Company would increase its reserve in the period in which it made such a determination.

In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink reserve accordingly. As of March 31, 2024, the Company has no obsolescence provisions, damage provisions, or shrinkage provisions.

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

Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

●	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2024 and 2023

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued.)

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC-606 by,

●	identifying the contract(s) with a customer,

●	identifying the performance obligations in the contract,

●	determining the transaction price,

●	allocating the transaction price to the performance obligations in the contract and

●	recognizing revenue when the performance obligation is satisfied.

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2024 and 2023

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued.)

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued “ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. Update No. 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. After evaluating the potential impact of this ASU on its financial statements, the Company believes it is effective.

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

On September 1, 2023 the Company executed a further 12 month extension ending August 31, 2024 for USD $800 (CAD $1,000) per month.

As of March 31, 2024 the Company has also made an advance payment of $15,143 to its manufacturing partners in Portugal. Once the goods are received by the Company we will allocate the amount to inventory.

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2024 and 2023

6.	EQUIPMENT

	March 31, 2024	March 31, 2023
Cost
Opening	2,744	2,744
Addition	2,948	—
Disposal	—	—
Closing	5,692	2,744
Accumulated Depreciation
Opening	1,737	1,369
Depreciation	713	368
Closing	2,450	1,737
Net Book Value	3,242	1,007

7.	ADVANCES FROM A RELATED PARTY

These advances are from a shareholder of the Company. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

Advances from Related parties

	March 31,	March 31,
	2024	2023
	$	$
Jordan Starkman	67,650	55,034
Lauren Bentley	1,820	1,733
TOTAL	69,470	56,767

8.	RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions for the year ending March 31, 2024 were $29,694 (March 31, 2023: $31,351). The related party transactions is attributed to Lauren Bentley’s consulting fees totaling $19,662 for the year ended March 31, 2024, and Jordan Starkman’s advances to the Company totaling $10,031 for the year ended March 31, 2024.

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2024 and 2023

9.	STOCKHOLDERS’ DEFICIENCY

Authorized stock

Preferred stock

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001.

Common stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001.

Issued stock

Preferred stock

As at March 31, 2024, the company has not issued any preferred stock.

Common stock

As at March 31, 2024, the company has 15,036,300 shares of common stock issued and outstanding.

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

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2024 and 2023

On November 21, 2023, the Company issued 20,000 for Consulting services at $0.10 per share. The company recognized the total amount of $2,000 as Consulting expense in Statement of Operations.

On February 20, 2024, the Company issued 3,800 common shares at $0.10 per share for cash payment of $380.

On March 1, 2024, the Company issued 15,000 for Consulting services at $0.10 per share. The company recognized the total amount of $1,500 as Consulting expense in Statement of Operations.

On March 1, 2024, the Company issued 37,000 for Consulting services at $0.10 per share. The company recognized the total amount of $3,700 as Consulting expense in Statement of Operations.

On March 1, 2024, the Company agreed to issue 20,000 for Consulting services at $0.10 per share. The company recognized the total amount of $2,000 as Consulting expense in Statement of Operations. These shares were issued on May 31, 2024. See Note 10 below.

On March 4, 2024, the Company issued 250,000 common shares at $0.10 per share for cash payment of $25,000.

On March 5, 2024, the Company issued 50,000 for Consulting services at $0.10 per share. The company recognized the total amount of $5,000 as Consulting expense in Statement of Operations.

10.	COMMON STOCK TO BE ISSUED

As of March 31, 2024, there were 20,000 common stock to be issued as detailed below:

Pursuant to a consulting agreement entered on March 1, 2024 the Company agreed to issue 20,000 shares of its common stock valued at $2,000, such value being the fair value of the shares of common stock on the date of agreement. The Company recorded this amount during the year ended March 31, 2024 under Consulting fees in the consolidated statement of operations.

11.	COVID-19 AND MARKET UPDATE

As a result of the COVID-19 pandemic, we experienced some disruptions throughout calendar years 2022 and 2021, which delayed our strategic business timelines to establish and launch our brand however fortunately there was no material financial impact as the focus even prior to COVID was to have an effective and efficient E-commerce website through which we reach target customers. During the March 31, 2024 fiscal year end, the Company was not impacted by COVID-19, however we are uncertain how COVID-19 may affect the Company in the future.

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

The Company has entered into a number of Consulting Agreements and pursuant to the Agreements the Company may be required to pay a 2%-3% finder’s fee associated with any new financings as of March 31, 2024. The Company has not been obligated to pay a finder’s fee related to the capital raised as of March 31, 2024.

The Company has no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2024 and 2023

13.	INCOME TAXES

Income taxes

The provision for income taxes differs from the amounts which would be provided by applying a United States Federal corporate income tax rate of approximately 21% for the years ended March 31, 2024 (since inception to March 31, 2023: 21%) as follows:

	For the	From
	year ended	year ended
	March 31, 2024	March 31, 2023
Loss before income tax	(163,553)	(144,371)

Expected Income tax recovery	(34,346)	(30,318)
Change in valuation allowance	34,346	30,318
Net Tax Income	-	-

Deferred tax assets

	March 31,	March 31,
	2024	2023
Non-capital loss carry forwards	116,452	82,106
Change in valuation allowance	(116,452)	(82,106)
Net Defferred Tax Asset	-	-

As of March 31, 2024, the Company determined that a valuation allowance relating to above deferred tax asset of the Company was necessary. This determination was based largely on the negative evidence represented by the losses incurred in the previous years. The Company decided not to recognize any deferred tax asset, as it is unlikely to be realized. Therefore, a valuation allowance of $116,452 for the year ended March 31, 2024 (March 31, 2023: $82,106) was recorded to offset deferred tax assets.

As of March 31, 2024, the Company has approximately $554,534 (March 31, 2023: $390,981) of non-capital losses available to offset future taxable income. Based on the Tax Cuts and Jobs Act, federal net operating losses carryforward from 2019 are subject to an 80% limitation on taxable income, do not expire and could be carried indefinitely.

14.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to July 16, 2024 the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to report except for the following.

On May 1, 2024 the Company entered into a consulting agreement for the issuance of 200,000 shares at $0.10 per share. These shares have not yet been issued.

On March 1, 2024, the Company agreed to issue 20,000 for Consulting services at $0.10 per share. The company recognized the total amount of $2,000 as Consulting expense in Statement of Operations. These shares were issued on May 31, 2024.

On June 25, 2024 the Company agreed to issue 150,000 common shares at $0.10 per share for cash payment of $15,000. These shares have not yet been issued.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2024 was not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NAME	AGE	POSITION
Lauren Bentley	27	CEO and Chairman of the Board of Directors
Jordan Starkman	54	Chief Financial Officer and Director

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended March 31, 2024 and 2023 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Lauren Bentley
President and Director	2023	$20,000	$0	$(1)	$0	$0	$0	$0	$0
	2024	$20,000	$0	$(1)	$0	$0	$0	$0	$0
Jordan Starkman, Director	2023	$13,126	$0	$(2)	$0	$0	$0	$0	$0
	2024	$0	$0	$(2)	$0	$0	$0	$0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through March 31, 2024.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending March 31, 2024 by our executive officers named in the Summary Compensation Table.

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

Summary Compensation

Ms. Bentley, our CEO and director received a salary of $20,000 for her services to the Company during the period ended March 31, 2024 She currently does not have an employment agreement in place. Ms. Bentley currently receives $20,000 per year for her services. She was issued 5,600,000 founders shares at inception. Mr. Starkman received $0 as consulting fees for the period ended March 31, 2024.   In addition, he received 2,500,000 founder shares at inception.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2024, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 15,036,300 shares of our common stock issued and outstanding as of March 31, 2024. As of March 31, 2024, we did not have any outstanding options, warrants exercisable for, or other securities convertible into shares of our common stock. Unless otherwise indicated, the address of each officer and director listed below is c/o LSEB Creative Corp., 30 N. Gould St. #4000, Sheridan, WY 82801.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)

Common Stock	Lauren Bentley (2)	5,600,000	(2)	37.24%
	30 N. Gould St #4000, Sheridan, WY 82801

Common Stock	Jordan Starkman (3)	2,500,000	(3)	16.63%
	30 N Gould St #4000, Sheridan, WY 82801

Common Stock	Faiyaz Bux (1)	910,000	(1)	6.05%
	22 Oakworth Dr, Bolton, England, BL17BB

Common Stock	George Gallo (1)	920,000	(1)	6.12%
	12 Cadetta Rd #1, Brampton, Ontario, L4P0X4

Common Stock	All executive officers and directors as a group	8,100,000		53.87%

(1)	The percent of class is based on 15,036,300 shares of our common stock issued and outstanding as of March 31, 2024.

(2)	Lauren Bentley is the Company’s President and is a director of the Company. Lauren Bentley received 5,600,000 shares of common stock for services rendered.

(3)	Jordan Starkman is the Company’s CFO and is a director of the Company. Jordan Starkman received 2,500,000 shares of common stock for services rendered.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the period from April 3, 2019 (inception) to March 31, 2024 the Company received advances from its officer to pay for operating expenses. The balance due to the officers at March 31, 2024 totaled $69,470 and $56,767 as of March 31, 2023. There are no definitive repayment terms and no interest is accruing on these advances.

The related party transactions for the year ending March 31, 2024 were $29,694 (March 31, 2023: $31,351). The related party transactions is attributed to Lauren Bentley’s consulting fees totaling $19,662 for the year ended March 31, 2024, and Jordan Starkman’s advances to the Company totaling $10,031for the year ended March 31, 2024.

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

The Company has an office in Toronto, Canada.  The premises are leased by Jordan Starkman and as of January 1, 2022 LSEB Creative entered into a lease agreement with Mr. Starkman for payment of $800 ($1,000 CDN) per month for the use of the space. The lease includes all utilities and internet. The current term of the lease is 9 months with an option to renew. The Company executed a Lease Extension Agreement for an additional 12 month period starting September 1, 2022 and ending August 31, 2023 for $800 ($1,000 CDN) per month. On September 1, 2023 the Company executed a further extension for USD $800 (CAD $1,000) per month ending on August 31, 2024.

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

	Years Ended March 31,
Category	2024	2023
Audit Fees	$12,000	$12,000
Audit Subsequent Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,000	$12,000

Audit Fees

For the Company’s fiscal years ended March 31, 2024, we are expected to be billed approximately $12,000 (2023 $12,000) for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the Company’s fiscal years ended March 31, 2024 and 2023, we were not billed for professional services rendered for tax compliance, tax advice, or tax planning.

All Other Fees

The Company did not incur any other fees for the fiscal years ended March 31, 2024 and 2023.

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
Jordan Starkman Director, Chief Financial Officer, Principal Accounting Officer Dated: July 16, 2024.