Form 10-Q
period 2024-06-30
LSEB Creative Corp.
filed 2024-08-19
CIK 1888740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 15, 2024, there were 15,056,300 shares of the issuer’s common stock issued and outstanding.

Unaudited Consolidated Financial Statements

LSEB Creative Corp.

For the Quarters ending June 30, 2024 and 2023

LSEB Creative Corp.

Consolidated Financial Statements

For the Quarters ending June 30, 2024 and 2023

LSEB Creative Corp.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	June 30,	March 31,
	2024	2024
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets
Cash	1,789	4,448
Advances to suppliers	15,143	15,143
Accounts Receivable	1,666	1,731
Inventory	127,124	129,992
Prepayments and Other Receivables [Note 6]	—	178
Total current assets	145,722	151,492

Non-current assets
Equipment, net [Note 7]	2,999	3,242
Total assets	148,721	154,734

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	5,562	5,881
Accrued liabilities	4,359	11,877
Shares to be issued	35,000	2,000
Advances from a related party [Note 8]	74,070	69,470
Total current liabilities	118,991	89,228

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, Nil preferred shares outstanding at June 30 2024 (March 31, 2024: Nil),	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 15,056,300 common shares outstanding as at June 30, 2024 (March 31, 2024 : 15,036,300 ) [Note 10]	1,506	1,504
Additional paid-in capital [Note 10]	620,534	618,536
Accumulated deficit	(592,310)	(554,534)
Total stockholders’ deficiency	29,730	65,506
Total liabilities and stockholders’ deficiency	148,721	154,734

See accompanying notes

Going concern (Note 3)

Related party transactions (Note 9)

Contingencies and Commitments (Note 13)

Subsequent events (Note 14)

Page | 1

LSEB Creative Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US dollars)

	For the	For the
	Quarter ended	Quarter ended
	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
	$	$
Sales	6,282	—
Cost of Goods Sold	2,640	—
Gross Profit	3,642	—
EXPENSES
Advertising & promotion	2,712	15,896
Consulting expenses	21,471	4,533
Legal & Professional Fee	5,365	4,292
General & Administrative Expenses	10,535	6,410
Depreciation [Note 7]	243	76
Total operating expenses	40,326	31,207
Net income/ (loss) from operations	(36,684)	(31,207)
Exchange Gain/(Loss)	(1,092)	(84)
Net income/(loss) from operations before income taxes	(37,776)	(31,291)
Income taxes	—	—
Net income/(loss) for the year	(37,776)	(31,291)

Loss per share, basic and diluted	(0.0026)	(0.0024)

Weighted average number of common shares outstanding	14,701,021	13,004,877

See accompanying notes

Page | 2

LSEB Creative Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Expressed in US dollars)

‘			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficiency
		$	$	$	$
March 31, 2024	15,036,300	1,504	618,536	(554,534)	65,506
Stock based Compensation	20,000	2	1,998	—	2,000
Proceeds from shares issued	—	—	—	—	—
Net loss	—	—	—	(37,776)	(37,776)
June 30, 2024	15,056,300	1,506	620,534	(592,310)	29,730

March 31, 2023	13,569,000	1,357	471,953	(390,981)	82,329
Stock based Compensation	45,000	5	4,496	—	4,500
Proceeds from shares issued	442,000	44	44,156	—	44,200
Net loss	—	—	—	(31,291)	(31,291)
June 30, 2023	14,056,000	1,406	520,604	(422,272)	99,738

See accompanying notes

Page | 3

LSEB Creative Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	For the	For the
	Quarter ended	Quarter ended
	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss for the year	(37,776)	(31,291)
Items not affecting cash
Depreciation	243	76
Stock based compensation	20,000	4,500
Changes in Operating assets & liabilities
Change in accounts receivable	65	—
Change in inventory	2,868	—
Change in prepaid and sundry	178	1,676
Change in accrued liability	(7,518)	2,023
Change in accounts payable	(319)	(3,634)
Net cash provided by (used) in operating activities	(22,259)	(26,650)

FINANCING ACTIVITIES
Proceeds from Related Parties advances	780	10,925
Repayments of Related Parties advances	3,820	(1,790)
Issue of common stock, net of issuance costs	—	44,200
Shares to be issued	15,000	—
Net cash provided by/(used in) financing activities	19,600	53,335

Net decrease in cash during the year	(2,659)	26,685
Cash, beginning of year	4,448	2,710
Cash, end of quarter	1,789	29,395

See accompanying notes

Page | 4

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Quarters Ending June 30, 2024 and 2023

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

The accompanying consolidated financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown. The preparation of these financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

Page | 5

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Quarters Ending June 30, 2024 and 2023

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

As of June 30, 2024, the Company had a cash balance of $1,789 (March 31, 2024: $4,448). Cash includes cash on hand and balances with banks.

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

Advertising & Promotions

Advertising costs are recognized as expense in Statement of operations for the period when incurred. For the quarter period ending June 30, 2024, company recognized $2,712 (June 30, 2023: $15,896).

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
Notes to Consolidated Financial Statements
For the Quarters Ending June 30, 2024 and 2023

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

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. The net realizable value is the estimated selling price in the ordinary course of business, less the cost of completion and selling expenses. As of June 30, 2024 the Company has $127,124 in inventory valued at cost. Inventory is finished goods excluding freight costs. The Company periodically reviews its inventories and makes a provision as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of its inventory below its previous estimate, the Company would increase its reserve in the period in which it made such a determination.

In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink reserve accordingly. As of June 30, 2024, the Company has no obsolescence provisions, damage provisions, or shrinkage provisions.

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
Notes to Consolidated Financial Statements
For the Quarters Ending June 30, 2024 and 2023

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
Notes to Consolidated Financial Statements
For the Quarters Ending June 30, 2024 and 2023

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
Notes to Consolidated Financial Statements
For the Quarters Ending June 30, 2024 and 2023

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

On September 1, 2023 the Company executed a further 12 month extension ending August 31, 2024 for USD $800 (CAD $1,000) per month.

As of June 30, 2024 the Company has also made an advance payment of $15,143 to its manufacturing partners in Portugal. Once the goods are received by the Company we will allocate the amount to inventory.

Page | 10

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Quarters Ending June 30, 2024 and 2023

7.	EQUIPMENT

	June 30, 2024	March 31, 2024
Cost
Opening	5,692	2,744
Addition	—	2,948
Disposal	—	—
Closing	5,692	5,692
Accumulated Depreciation
Opening	2,450	1,737
Depreciation	243	713
Closing	2,693	2,450
Net Book Value	2,999	3,242

8.	ADVANCES FROM A RELATED PARTY

These advances are from a shareholder of the Company. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

	June 30,	March 31,
	2024	2024
	$	$

Jordan Starkman	71,984	67,650
Lauren Bentley	2,086	1,820
TOTAL	74,070	69,470

9.	RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions for the quarter ending June 30, 2024 were $4,313 (June 30, 2023: $2,991).

Page | 11

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Quarters Ending June 30, 2024 and 2023

10.	STOCKHOLDERS’ DEFICIENCY

Authorized stock

Preferred stock

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001.

Common stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001.

Issued stock

Preferred stock

As at June 30, 2024, the company has not issued any preferred stock.

Common stock

As at June 30, 2024, the company has 15,056,300 shares of common stock issued and outstanding.

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

Page | 12

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Quarters Ending June 30, 2024 and 2023

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

On March 1, 2024, the Company agreed to issue 20,000 for Consulting services at $0.10 per share. The company recognized the total amount of $2,000 as Consulting expense in Statement of Operations. These shares were issued on May 31, 2024. See Note 11 below.

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

11.	COMMON STOCK TO BE ISSUED

As of June 30, 2024, there were 350,000 common stock to be issued as detailed below:

Pursuant to a consulting agreement entered on March 1, 2024 the Company agreed to issue 20,000 shares of its common stock valued at $2,000, such value being the fair value of the shares of common stock on the date of agreement. The Company recorded this amount during the year ended March 31, 2024 under Consulting fees in the consolidated statement of operations. These shares were issued May 31, 2024.

Pursuant to a consulting agreement entered on May 1, 2024 the Company agreed to issue 200,000 shares of its common stock valued at $20,000, such value being the fair value of the shares of common stock on the date of agreement. The Company recorded this amount during the quarter ended June 30, 2024 under Consulting fees in the consolidated statement of operations.

Pursuant to a subscription agreement entered on June 25, 2024 the Company agreed to issue 150,000 shares of its common stock at $.10 per share for cash payment of $15,000.

Page | 13

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Quarters Ending June 30, 2024 and 2023

12.	COVID-19 AND MARKET UPDATE

As a result of the COVID-19 pandemic, we experienced some disruptions throughout calendar years 2022 and 2021, which delayed our strategic business timelines to establish and launch our brand however fortunately there was no material financial impact as the focus even prior to COVID was to have an effective and efficient E-commerce website through which we reach target customers. During the June 30, 2024 quarter end, the Company was not impacted by COVID-19, however we are uncertain how COVID-19 may affect the Company in the future.

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

13.	CONTINGENCIES AND COMMITMENTS

The Company has entered into a number of Consulting Agreements and pursuant to the Agreements the Company may be required to pay a 2%-3% finder’s fee associated with any new financings as of June 30, 2024. The Company has not been obligated to pay a finder’s fee related to the capital raised as of June 30, 2024.

The Company has no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

14.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 19, 2024, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to report.

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

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the year ended March 31, 2024, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on July 16, 2024.

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

From inception to June 30, 2024 we have incurred an accumulated deficit of $592,310. Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. The Company has recently commenced sales, but has limited operating history. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Since June 30, 2024, and for the next 9 months during our fiscal year 2025, our business will be built across four key growth product categories including: (1) Women’s Swimwear, (2) Men’s Swimwear, (3) Women’s Beachwear, and (4) Accessories. Our growth plan is to achieve $500,000 in net revenues within the first 9 months following fiscal quarter end June 30, 2024, with majority derived from category (1), Women’s Swimwear. The Company launched the brand in October 2023 with men’s and women’s swimwear, and we have started generating revenue. The Company plans to complete a financing through a private offering for a minimum of $400,000 within the 6-12 months following our June 30, 2024 quarter end. We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company.

We intend to target consumers with on-line marketing, and businesses, including hotels and independent boutiques with direct mail, and pursuing contacts within the industry. The Company also expects to attend swimwear trade shows across the world.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition. In the unlikely scenario that we are not successful in financing our target of $400,000 or above through a private offering within the first 6-12-months following our June 30, 2024 quarter-end we will delay the launch of the Women’s Beachwear, and continue moving forward solely with Men’s and Women’s Swimwear.

Within 18 months following our June 30, 2024 quarter-end, our total sales forecast is $1,200,000. This target is comprised of $1,000,000 Women’s Swimwear and Men’s Swimwear categories, and $200,000 Beachwear and Accessories. We anticipate a sales growth rate of approximately 50% per year for our first 3 operational years.

The Company has executed all essential functions, including but not limited to, collection design, technical illustrations and specification, sourcing trims, fabrics, and yarn, sample making, pattern drafting, manufacturer bulk order placement, and various marketing projects. The Company has received its bulk production from its factory in September 2023 and the Company launched the brand in October 2023. These functions have allowed the Company to launch its B2C distribution channel, and the Company is focusing on B2B wholesale partnerships for additional growth opportunities. Additionally, the Company’s B2C launch will allow the Company to achieve an average target margin of 55-65% across our four key product categories.

As of our quarter end June 30, 2024, the Company has completed a number of the essential functions outlined above. Our first collection, which has launched in October 2023 in conjunction with the brand’s ecommerce site, has been designed and technical illustrations have been completed. For the Company’s second collection, our technical packages, which includes the technical sketches and all specifications on measurements, construction, trim and fabric Bill of Materials, and all additional information the manufacturing company will need, have been completed by an outsourced Technical Designer. The Company has received the sample sets for the second collection from the factory and we expect to launch the second collection in September/October 2024. A significant amount of focus went into the sourcing of collection trims and fabric, as well as brand packaging and labeling. The Company believes in sourcing based on quality, not ease, in order to develop superior product. Thus, all items are sourced from various countries and factories depending on capabilities, skills, and technologies. For our first and second collection, majority of items have been sourced from specialized, established suppliers in Italy, France, and Spain. The marketing mix is of large focus for the Company, as we understand the importance of marketing within the luxury market and its role in building brand recognition and credibility. For this reason, we have decided to utilize a third-party, bespoke marketing agency based out of London, England. Completed initial marketing projects include; the branding package, which includes the primary logo, secondary logo, and submark, in addition to the overall brand, story and packaging designs; and ecommerce website development. The Company is on track with all necessary functions in order to meet deadlines and ultimately, all established Company goals.

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

We have estimated that we will incur minimum expenses equal to $25,000 in the first 12 months following our June 30, 2024 quarter-end in order to maintain our business operations. However, if we complete a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $400,000 within 6-12 months following the Company’s June 30, 2024 quarter-end. Any capital raised will be through either a private placement and will result in the issuance of common shares from the Company’s authorized capital.

Working Capital	$74,000
Legal/Accounting/Filings	$25,000
Inventory	$100,000
Advertising and Marketing	$100,000
General Administrative	$10,000
Salaries and Customer Service	$75,000
Telephone	$1,000
Travel	$15,000
Total Expenses	$400,000

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements. The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 6 months following our June 30, 2024 quarter-end.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended June 30, 2024 and June 30, 2023, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has recently commenced generating revenue and has an accumulated deficit $592,310 as of June 30, 2024 since its inception and requires capital for its contemplated operational and marketing activities to take place. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, our auditors opinion has raised substantial doubt about our ability to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and the implementation of its strategic plans provide the opportunity for the Company to continue as a going concern.

For the three months ended June 30, 2024 and June 30, 2023

Revenue

The Company generated $6,282 in sales during the three month period ended June 30, 2024, and for the three month period ended June 30, 2023 the Company did not have any sales. The Company has recently launched its new e-commerce platform, laurenbentleyswim.com. The Company has received its bulk production from its factory in Portugal in order to generate revenues as the Company expands its operations.

Operating Expenses

Operating expenses for the quarter ended June 30, 2024 were $40,326, as compared to $31,207 for the quarter ended June 30, 2023. The increase in operating expenses was primarily attributed to an increase in consulting expense, and general expenses related to travel to visit the Company’s factories in Portugal.

Net loss

The Company reported a net loss of $37,776 for the quarter ended June 30, 2024, and $31,291 for the quarter ended June 30, 2023, respectively. The increased loss was primarily due to the increase in consulting expenses, and travel expenses as indicated above.

During the three months ended June 30, 2024, the Company recorded $21,471 in consulting fees as compared to $4,533 for the three month period ended June 30, 2023. In addition, professional fees for the three month period ended June 30, 2024 were $5,365 as compared to the three month period ended June 30, 2023 $4,292.

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

The Company reported $10,535 in General and Administrative Expenses for the quarter ended June 30, 2024 as compared to $6,410 for the quarter ended June 30, 2023. The increase in General and Administrative Expenses is primarily attributed to travel expense related to visiting our manufacturer in Porto, Portugal.

The Company has also reported $2,712 in Advertising and Promotion Expenses for the quarter ended June 30, 2024 as compared to $15,896 for the quarter June 30, 2023. The decrease in Advertising and Promotion Expenses is primarily attributed to the Company bearing the expenses for the website development and campaign shoot in previous quarter periods. The Company expects the Advertising and Promotion Expense to increase going forward as the Company expands its promotion of the Lauren Bentley Swimwear line.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Income Tax

During the period from inception (April 3, 2019) to June 30, 2024, we had no provision for income taxes due to the net operating losses incurred.

Off Balance Sheet Financing

We have no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company has recently started generating revenue and has an accumulated deficit $592,310 as of June 30, 2024. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Period Ended June 30, 2024	Period Ended June 30, 2023
Net Cash Provided by (Used in) Operating Activities	$(22,259)	$(26,650)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	19,600	53,335
Net Increase (Decrease) in Cash	$(2,659)	$26,685

Our cash balance was $1,789 and $4,448 as of June 30, 2024, and as of March 31, 2024, respectively. We recorded a net loss of $37,776 for the three month period ended June 30, 2024, and $31,291 for the three month period ended June 30, 2023, respectively.

We believe we can satisfy our cash requirements for the next 6 months. We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 6 months will total approximately $25,000. Legal and accounting expenses of $20,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash balance of $1,789, additional financing, net sales, and if needed, an advance from our directors, Lauren Bentley and Jordan Starkman. Currently there is no firm loan commitment between the Company and Lauren Bentley and Jordan Starkman in place. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised. The foregoing represents our best estimate of our cash needs based on our current business condition. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. It is currently expected that the Company will spend an additional $250,000 in variable costs relating to marketing and business development that will be funded from future financings.

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

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Jordan Starkman Director, Chief Financial Officer, Principal Accounting Officer Dated: August 19, 2024.