Form 10-Q
period 2024-09-30
LSEB Creative Corp.
filed 2024-11-19
CIK 1888740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 19, 2024, there were 15,686,300 shares of the issuer’s common stock issued and outstanding.

Unaudited Consolidated Financial Statements

LSEB Creative Corp.

For the Quarters ending September 30, 2024 and 2023

LSEB Creative Corp.

Consolidated Financial Statements

For the Quarters ending September 30, 2024 and 2023

LSEB Creative Corp.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

	September 30,	March 31,
	2024	2024
	(Unaudited)	(Audited)
	$	$

ASSETS
Current assets
Cash	1,988	4,448
Advances to suppliers	15,143	15,143
Accounts Receivable	1,783	1,731
Inventory	125,697	129,992
Prepayments and Other Receivables [Note 6]	—	178
Total current assets	144,611	151,492

Non-current assets
Equipment, net [Note 7]	2,774	3,242
Total assets	147,385	154,734

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	16,773	5,881
Accrued liabilities	4,626	11,877
Shares to be issued	—	2,000
Advances from a related party [Note 8]	82,816	69,470
Total current liabilities	104,215	89,228

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, Nil preferred shares outstanding at September 30 2024 (March 31, 2024: Nil),	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 15,686,300 common shares outstanding as at September 30, 2024 (March 31, 2024 : 15,036,300) [Note 10]	1,569	1,504
Additional paid-in capital [Note 10]	683,471	618,536
Accumulated deficit	(641,870)	(554,534)
Total stockholders’ deficiency	43,170	65,506
Total liabilities and stockholders’ deficiency	147,385	154,734

See accompanying notes

Going concern (Note 3)

Related party transactions (Note 9)

Contingencies and Commitments (Note 13)

Subsequent events (Note 14)

Page│1

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	For the	For the	For the	For the
	Quarter ended	Quarter ended	six months ended	six months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Sales	2,574	—	8,856	—
Cost of Goods Sold	1,061	—	3,701	—
Gross Profit	1,513	—	5,155	—
EXPENSES
Advertising & promotion	5,435	22,074	8,147	37,970
General & Administrative Expenses	9,485	22,158	20,020	28,568
Consulting Expenses	21,713	8,536	43,184	13,069
Legal & Professional Fee	15,915	6,732	21,280	11,024
Depreciation [Note 7]	225	70	468	146
Total operating expenses	52,773	59,570	93,099	90,777
Net income/ (loss) from operations	(51,260)	(59,570)	(87,944)	(90,777)
Exchange Gain/(Loss)	1,700	(1,771)	608	(1,855)
Net income/(loss) from operations before income taxes	(49,560)	(61,341)	(87,336)	(92,632)
Income taxes	—	—	—	—
Net income/(loss) for the year	(49,560)	(61,341)	(87,336)	(92,632)

Loss per share, basic and diluted	(0.0033)	(0.0045)	(0.0059)	(0.0069)

Weighted average number of common shares outstanding	14,916,228	13,520,696	14,916,228	13,520,696

See accompanying notes

Page│2

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Expressed in US dollars)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficiency

		$	$	$	$

March 31, 2024	15,036,300	1,504	618,536	(554,534)	65,506
Stock based Compensation	20,000	2	1,998	—	2,000
Proceeds from shares issued	—	—	—	—	—
Net loss	—	—	—	(37,776)	(37,776)
June 30, 2024	15,056,300	1,506	620,534	(592,310)	29,730
Stock based Compensation	400,000	40	39,960	—	40,000
Proceeds from shares issued	230,000	23	22,977	—	23,000
Net loss	—	—	—	(49,560)	(49,560)
September 30, 2024	15,686,300	1,569	683,471	(641,870)	43,170

March 31, 2023	13,569,000	1,357	471,953	(390,981)	82,329
Stock based Compensation	45,000	5	4,496	—	4,500
Proceeds from shares issued	442,000	44	44,156	—	44,200
Net loss	—	—	—	(31,291)	(31,291)
June 30, 2023	14,056,000	1,406	520,604	(422,272)	99,738
Stock based Compensation	45,000	5	4,496	—	4,500
Proceeds from shares issued	552,000	55	55,144	—	55,199
Net loss	—	—	—	(61,341)	(61,341)
September 30, 2023	14,653,000	1,465	580,244	(483,613)	98,096

See accompanying notes

Page│3

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	For the	For the
	six months ended	six months ended
	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss for the year	(87,336)	(92,632)
Items not affecting cash
Depreciation	468	146
Stock based compensation	42,000	9,000
Changes in Operating assets & liabilities
Change in accounts receivable	(52)	—
Change in inventory	4,295	(101,920)
Change in prepaid and sundry	178	(1,631)
Change in advances to suppliers	—	99,999
Change in accrued liability	(7,251)	(5,873)
Change in accounts payable	10,892	(3,815)
Net cash provided by (used) in operating activities	(36,806)	(96,726)

FINANCING ACTIVITIES
Proceeds from Related Parties advances	(449)	(11,316)
Repayments of Related Parties advances	13,795	19,159
Issue of common stock, net of issuance costs	23,000	99,399
Shares to be issued	(2,000)	—
Net cash provided by/(used in) financing activities	34,346	107,242

Net decrease in cash during the year	(2,460)	10,516
Cash, beginning of year	4,448	2,710
Cash, end of quarter	1,988	13,226

See accompanying notes

Page│4

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending September 30, 2024 and 2023

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

Page│5

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Quarters Ending September 30, 2024 and 2023

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

As of September 30, 2024, the Company had a cash balance of $1,988 (March 31, 2024: $4,448). Cash includes cash on hand and balances with banks.

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

Advertising & Promotions

Advertising costs are recognized as expense in Statement of operations for the period when incurred. For the quarter period ending September 30, 2024, company recognized $5,435 (September 30, 2023: $22,074).

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

Page│6

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Quarters Ending September 30, 2024 and 2023

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

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. The net realizable value is the estimated selling price in the ordinary course of business, less the cost of completion and selling expenses. As of September 30, 2024 the Company has $125,697 in inventory valued at cost. Inventory is finished goods excluding freight costs. The Company periodically reviews its inventories and makes a provision as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of its inventory below its previous estimate, the Company would increase its reserve in the period in which it made such a determination.

In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink reserve accordingly. As of September 30, 2024, the Company has no obsolescence provisions, damage provisions, or shrinkage provisions.

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

Page│7

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Quarters Ending September 30, 2024 and 2023

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

Page│8

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Quarters Ending September 30, 2024 and 2023

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

Page│9

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Quarters Ending September 30, 2024 and 2023

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

On September 1, 2023 the Company executed a further 12 month extension ending August 31, 2024 for USD $800 (CAD $1,000) per month.

On September 1, 2024 the Company executed a further 12 month extension ending August 31, 2025 for USD $800 (CAD $1,000) per month.

As of September 30, 2024 the Company has also made an advance payment of $15,143 to its manufacturing partners in Portugal. Once the goods are received by the Company we will allocate the amount to inventory.

Page│10

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Quarters Ending September 30, 2024 and 2023

7.	EQUIPMENT

	September 30, 2024	March 31, 2024
Cost
Opening	5,692	2,744
Addition	—	2,948
Disposal	—	—
Closing	5,692	5,692
Accumulated Depreciation
Opening	2,450	1,737
Depreciation	468	713
Closing	2,918	2,450
Net Book Value	2,774	3,242

8.	ADVANCES FROM A RELATED PARTY

These advances are from a shareholder of the Company. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

	September 30,	March 31,
	2024	2024
	$	$

Jordan Starkman	81,149	67,650
Lauren Bentley	1,667	1,820
TOTAL	82,816	69,470

9.	RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions for the quarter ending September 30, 2024 were $4,000 (September 30, 2023: $8,779).

Page│11

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Quarters Ending September 30, 2024 and 2023

10.	STOCKHOLDERS’ DEFICIENCY

Authorized stock

Preferred stock

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001.

Common stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001.

Issued stock

Preferred stock

As at September 30, 2024, the company has not issued any preferred stock.

Common stock

As at September 30, 2024, the company has 15,686,300 shares of common stock issued and outstanding.

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

Page│12

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Quarters Ending September 30, 2024 and 2023

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

On May 1, 2024 the Company entered into a consulting agreement for the issuance of 200,000 shares at $0.10 per share. These shares were issued September 27, 2024.

On June 25, 2024 the Company agreed to issue 150,000 common shares at $0.10 per share for cash payment of $15,000. These shares were issued September 27, 2024.

On August 30, 2024, the Company issued 80,000 common shares at $0.10 per share for cash payment of $8,000.

On September 1, 2024, the Company issued 200,000 for Consulting services at $0.10 per share. The company recognized the total amount of $20,000 as Consulting expense in Statement of Operations.

11.	COMMON STOCK TO BE ISSUED

As of September 30, 2024, there were 0 common stock to be issued as detailed below:

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

Pursuant to a consulting agreement entered on May 1, 2024 the Company agreed to issue 200,000 shares of its common stock valued at $20,000, such value being the fair value of the shares of common stock on the date of agreement. The Company recorded this amount during the quarter ended June 30, 2024 under Consulting fees in the consolidated statement of operations. These shares were issued September 27, 2024.

Pursuant to a subscription agreement entered on June 25, 2024 the Company agreed to issue 150,000 shares of its common stock at $.10 per share for cash payment of $15,000. These shares were issued September 27, 2024.

Page│13

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Quarters Ending September 30, 2024 and 2023

12.	COVID-19 AND MARKET UPDATE

As a result of the COVID-19 pandemic, we experienced some disruptions throughout calendar years 2022 and 2021, which delayed our strategic business timelines to establish and launch our brand however fortunately there was no material financial impact as the focus even prior to COVID was to have an effective and efficient E-commerce website through which we reach target customers. During the September 30, 2024 quarter end, the Company was not impacted by COVID-19, however we are uncertain how COVID-19 may affect the Company in the future.

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

The Company has entered into a number of Consulting Agreements and pursuant to the Agreements the Company may be required to pay a 2%-3% finder’s fee associated with any new financings as of September 30, 2024. The Company has not been obligated to pay a finder’s fee related to the capital raised as of September 30, 2024.

The Company has no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

14.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November 19, 2024, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are the following subsequent events to report:

On October 3, 2024 the Company agreed to issue 240,000 common shares at $0.10 per share for cash payment of $24,000. These shares have not yet been issued.

On October 4, 2024 the Company agreed to issue 150,000 common shares at $0.10 per share for cash payment of $15,000. These shares have not yet been issued.

On October 17, 2024, LSEB Creative Corp entered into a consulting agreement (the “Consulting Agreement”) with Beyond Media Group LLC., a corporation existing under the laws of the State of Wyoming (“Beyond Media”) to provide marketing and advertising services to communicate information about the Company and the Lauren Bentley Swimwear brand to the financial community including but not limited to, creating company profiles, media distribution, and building a digital community with respect to the Company.

Pursuant to the Consulting Agreement, the Company agrees to compensate Beyond Media up to $250,000 with periodic payments over a period of three (3) months, unless otherwise extended by mutual agreement of the parties, commencing October 17, 2024. The Company has paid a fee of approximately $15,000 as of the date of this release for the services to Beyond Media, and additional funds are expected to be paid as necessary.

Page│14

The Company has the right to terminate the Consulting Agreement at any time with or without cause, at which point the Company will not be entitled to a return of any paid compensation. Beyond Media will rely solely on the Company’s previously disclosed public information such as all SEC filings, Company’s press releases, and the Company’s corporate web-site including resource materials.

As of the date hereof, to the best of the Company’s knowledge, Beyond Media (including its directors and officers) does not own any securities of the Company and has an arm’s length relationship with the Company. The Company will not issue any securities to Beyond Media as compensation for its services.

MARKETING ACTIVITIES, NOMINAL “FLOAT” AND SUPPLY AND DEMAND FACTORS MAY AFFECT THE PRICE OF OUR STOCK.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for the Company. These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described. We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning the Company. We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by the Company or from publicly available information. We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods. Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control. In addition, investors in the Company may be willing, from time to time, to encourage investor awareness through similar activities. Investor awareness activities may also be suspended or discontinued which may impact the trading market our common stock.

The SEC and OTC Markets Group Inc. (“OTC Markets”) enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases. The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities. Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices. Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases. There can be no assurance that the Company’s or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of the stock.

Page│15

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

From inception to September 30, 2024 we have incurred an accumulated deficit of $641,870. Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. The Company has recently commenced sales, but has limited operating history. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Since September 30, 2024, and for the next 6 months during our fiscal year 2025, our business will be built across four key growth product categories including: (1) Women’s Swimwear, (2) Men’s Swimwear, (3) Women’s Beachwear, and (4) Accessories. Our growth plan is to achieve $500,000 in net revenues within the 12 months following fiscal quarter end September 30, 2024, with majority derived from category (1), Women’s Swimwear. The Company launched the brand in October 2023 with men’s and women’s swimwear, and we have started generating revenue. The Company plans to complete a financing through a private offering for a minimum of $400,000 within the 6-12 months following our September 30, 2024 quarter end. We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company.

We intend to target consumers with on-line marketing, and businesses, including hotels and independent boutiques with direct mail, and pursuing contacts within the industry. The Company also expects to attend swimwear trade shows across the world.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition. In the unlikely scenario that we are not successful in financing our target of $400,000 or above through a private offering within the first 6-12-months following our September 30, 2024 quarter-end we will delay the launch of the Women’s Beachwear, and continue moving forward solely with Men’s and Women’s Swimwear.

Within 18 months following our September 30, 2024 quarter-end, our total sales forecast is $1,200,000. This target is comprised of $1,000,000 Women’s Swimwear and Men’s Swimwear categories, and $200,000 Beachwear and Accessories. We anticipate a sales growth rate of approximately 50% per year for our first 3 operational years.

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

As of our quarter end September 30, 2024, the Company has completed a number of the essential functions outlined above. Our first collection, which has launched in October 2023 in conjunction with the brand’s ecommerce site, has been designed and technical illustrations have been completed. For the Company’s second collection, our technical packages, which includes the technical sketches and all specifications on measurements, construction, trim and fabric Bill of Materials, and all additional information the manufacturing company will need, have been completed by an outsourced Technical Designer. This subsequent women’s collection is comprised of six styles in three colorways. The collection has been developed in alignment with our notable quality standard, made possible with the strategic partnership made with the manufacturer. The design ethos of this collection embraces subtle fashion characteristics, effortlessly transitioning from the elevated basics that defined the brand’s well-received leading collection. This release is eagerly anticipated and will mark a significant milestone in the brand’s evolution, further solidifying Lauren Bentley Swimwear’s position in the luxury swimwear market.

The Company has received the sample sets for the second collection from the factory and we expect to launch the second collection in January 2025. A significant amount of focus went into the sourcing of collection trims and fabric, as well as brand packaging and labeling. The Company believes in sourcing based on quality, not ease, in order to develop superior product. Thus, all items are sourced from various countries and factories depending on capabilities, skills, and technologies. For our first and second collection, majority of items have been sourced from specialized, established suppliers in Italy, France, and Spain.

In September 2024, the Company began research and design stages of expanding its beachwear category, with an emphasis on versatile, high-quality pieces. Lauren Bentley Swimwear intends to introduce cover-ups such as sarongs, a quintessential element of women’s beachwear wardrobes. This versatile item is currently being developed by the brand’s design team with the help of supply and manufacturer partners. Additional cover-ups and new product categories are entering the research and design stages. These steps further solidifying Lauren Bentley Swimwear’s vision to become a comprehensive beachwear lifestyle brand. While these category expansions are an exciting development, the brand is aiming for a release in Spring 2025, though no definitive timeline has been established. As with all Lauren Bentley Swimwear offerings, the brand remains committed to prioritizing quality throughout the meticulous design, development, and sourcing processes.

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

LSEB Creative has built a comprehensive paid advertising initiative targeting both North American and international markets. Utilizing major platforms such as Meta (Facebook and Instagram), Pinterest, and Google, the Company aims to significantly broaden the brand’s audience reach. Lauren Bentley Swimwear has previously trialed select paid advertising strategies, yielding valuable insights into customer behavior and optimal campaign performance. With this foundational knowledge, the Company is ready to scale up its advertising efforts in North America while simultaneously expanding into key markets in Western Europe and Asia. This strategic push comes as part of the Company’s continued focus on enhancing brand growth, engagement, and market expansion. The campaign will consist of a balanced mix of conversion ads aimed at driving sales, complemented by brand awareness initiatives to reinforce LBS’s positioning. The primary focus of the campaign will be on ads that offer brand storytelling and increased visibility, while a secondary emphasis will be placed on conversion-driven ads.

LSEB Creative Corp. intends to remain agile throughout the campaign by monitoring performance metrics closely and refining strategies as necessary to align with customer preferences and maximize returns.

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

We have estimated that we will incur minimum expenses equal to $25,000 in the first 12 months following our September 30, 2024 quarter-end in order to maintain our business operations. However, if we complete a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $400,000 within 6-12 months following the Company’s September 30, 2024 quarter-end. Any capital raised will be through either a private placement and will result in the issuance of common shares from the Company’s authorized capital.

Working Capital	$74,000
Legal/Accounting/Filings	$25,000
Inventory	$100,000
Advertising and Marketing	$100,000
General Administrative	$10,000
Salaries and Customer Service	$75,000
Telephone	$1,000
Travel	$15,000
Total Expenses	$400,000

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements. The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 6 months following our September 30, 2024 quarter-end.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months and six months ended September 30, 2024 and September 30, 2023, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has recently commenced generating revenue and has an accumulated deficit $641,870 as of September 30, 2024 since its inception and requires capital for its contemplated operational and marketing activities to take place. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, our auditors opinion has raised substantial doubt about our ability to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and the implementation of its strategic plans provide the opportunity for the Company to continue as a going concern.

For the six months ended September 30, 2024 and September 30, 2023

Revenue

The Company generated $2,574 in sales during the three month period ended September 30, 2024, and for the three month period ended September 30, 2023 the Company did not have any sales. For the six month period ended September 30, 2024 the Company generated $8,856 in sales, and for the six month period ended September 30, 2023 the Company did not have any sales. The Company launched its new e-commerce platform, laurenbentleyswim.com in October 2023. The Company has received its bulk production from its factory in Portugal in order to generate revenues as the Company expands its operations.

Operating Expenses

Operating expenses for the quarter ended September 30, 2024 were $52,773, as compared to $59,570 for the quarter ended September 30, 2023. Operating expenses for the six month period ended September 30, 2024 were $93,099, as compared to $90,777 for the six month period ended September 30, 2023. The operating expenses were primarily attributed to ongoing consulting expense, professional fees related to the Company’s yearly audit and quarterly reviews, and general expenses related to travel to visit the Company’s factories in Portugal.

Net loss

The Company reported a net loss of $49,560 for the quarter ended September 30, 2024, and $61,341 for the quarter ended September 30, 2023, respectively. The Company reported a net loss of $87,336 for the six months ended September 30, 2024, and $92,632 for the six months ended September 30, 2023, respectively. The ongoing loss was primarily due to the consulting expenses, professional fees, and travel expenses as indicated above.

During the three months ended September 30, 2024, the Company recorded $21,713 in consulting fees as compared to $8,536 for the three month period ended September 30, 2023. In addition, professional fees for the three month period ended September 30, 2024 were $15,915 as compared to the three month period ended September 30, 2023 $6,732. The increase in professional fees and consulting fees relates to an increase in the amount of time required for the auditor to value inventory as well as the Company’s need to attract investment capital to expand business operations.

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

The Company reported $9,485 in General and Administrative Expenses for the quarter ended September 30, 2024 as compared to $22,158 for the quarter ended September 30, 2023. The decrease in General and Administrative Expenses is primarily attributed to lower travel expenses related to visiting our manufacturer in Porto, Portugal.

The Company has also reported $5,435 in Advertising and Promotion Expenses for the quarter ended September 30, 2024 as compared to $22,074 for the quarter September 30, 2023. The decrease in Advertising and Promotion Expenses is primarily attributed to the Company bearing the expenses for the website development and campaign shoot in previous quarter periods. The Company expects the Advertising and Promotion Expense to increase going forward as the Company expands its promotion of the Lauren Bentley Swimwear line.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Income Tax

During the period from inception (April 3, 2019) to September 30, 2024, we had no provision for income taxes due to the net operating losses incurred.

Off Balance Sheet Financing

We have no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company has recently started generating revenue and has an accumulated deficit $641,870 as of September 30, 2024. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Period Ended September 30, 2024	Period Ended September 30, 2023
Net Cash Provided by (Used in) Operating Activities	$(36,806)	$(96,726)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	34,346	107,242
Net Increase (Decrease) in Cash	$(2,460)	$10,516

Our cash balance was $1,988 and $4,448 as of September 30, 2024, and as of March 31, 2024, respectively. We recorded a net loss of $49,560 for the three month period ended September 30, 2024, and $61,341 for the three month period ended September 30, 2023, respectively.

We believe we can satisfy our cash requirements for the next 6 months. We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 6 months will total approximately $25,000. Legal and accounting expenses of $20,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash balance of $1,988, additional financing, net sales, and if needed, an advance from our directors, Lauren Bentley and Jordan Starkman. Currently there is no firm loan commitment between the Company and Lauren Bentley and Jordan Starkman in place. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised. The foregoing represents our best estimate of our cash needs based on our current business condition. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. It is currently expected that the Company will spend an additional $250,000 in variable costs relating to marketing and business development that will be funded from future financings.

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

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 30, 2024, the Company issued 80,000 common shares at $0.10 per share for cash payment of $8,000.

On September 1, 2024, the Company issued 200,000 for Consulting services at $0.10 per share. The company recognized the total amount of $20,000 as Consulting expense in Statement of Operations.

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
Jordan Starkman Director, Chief Financial Officer, Principal Accounting Officer Dated: November 19, 2024.