Form 10-Q
period 2024-12-31
LSEB Creative Corp.
filed 2025-03-31
CIK 1888740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2024

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

As of March 31, 2025, there were 16,376,300 shares of the issuer’s common stock issued and outstanding.

Unaudited Consolidated Financial Statements

LSEB Creative Corp.

For the Quarters ending December 31, 2024 and 2023

LSEB Creative Corp.
Consolidated Financial Statements

For the Quarters ending December 31, 2024 and 2023

LSEB Creative Corp.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

	December 31,	March 31,
	2024	2024
	(Unaudited)	(Unaudited)
	$	$
ASSETS
Current assets
Cash	1,104	4,448
Advances to suppliers [Note 6]	30,652	15,143
Accounts Receivable	1,586	1,731
Inventory	126,108	129,992
Prepayments and Other Receivables [Note 6]	—	178
Total current assets	159,450	151,492

Non-current assets
Equipment, net [Note 7]	2,566	3,242
Total assets	162,016	154,734

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	18,672	5,881
Accrued liabilities	4,626	11,877
Shares to be issued	—	2,000
Advances from a related party [Note 8]	84,425	69,470
Total current liabilities	107,723	89,228

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, Nil preferred shares outstanding at December 31 2024 (March 31, 2024: Nil),	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 16,376,300 common shares outstanding as at December 31, 2024 (March 31, 2024 : 15,036,300 ) [Note 10]	1,638	1,504
Additional paid-in capital [Note 10]	752,402	618,536
Accumulated deficit	(699,747)	(554,534)
Total stockholders’ deficiency	54,293	65,506
Total liabilities and stockholders’ deficiency	162,016	154,734

See accompanying notes

Going concern (Note 3)

Related party transactions (Note 9)

Contingencies and Commitments (Note 12)

Subsequent events (Note 13)

Page | 1

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	For the	For the	For the	For the
	Quarter ended	Quarter ended	Nine months ended	Nine months ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Sales	3,272	1,915	12,128	1,915
Cost of Goods Sold	1,322	527	5,023	527
Gross Profit	1,950	1,388	7,105	1,388
EXPENSES
Advertising & promotion	16,175	4,400	24,322	42,370
General & Administrative Expenses	7,738	11,174	27,758	39,742
Consulting Expenses	3,191	6,021	46,375	19,090
Legal & Professional Fee	28,344	7,968	49,624	18,992
Depreciation [Note 7]	208	65	676	211
Total operating expenses	55,656	29,628	148,755	120,405
Net income/ (loss) from operations	(53,706)	(28,240)	(141,650)	(119,017)
Exchange Gain/(Loss)	(4,171)	1,331	(3,563)	(524)
Net income/(loss) from operations before income taxes	(57,877)	(26,909)	(145,213)	(119,541)
Income taxes	—	—	—	—
Net income/(loss) for the year	(57,877)	(26,909)	(145,213)	(119,541)

Loss per share, basic and diluted	(0.0038)	(0.0019)	(0.0095)	(0.0085)

Weighted average number of common shares outstanding	15,302,201	14,023,019	15,302,201	14,023,019

See accompanying notes

Page | 2

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Expressed in US dollars)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficiency
		$	$	$	$
March 31, 2024	15,036,300	1,504	618,536	(554,534)	65,506
Stock based Compensation	20,000	2	1,998	—	2,000
Proceeds from shares issued	—	—	—	—	—
Net loss	—	—	—	(37,776)	(37,776)
June 30, 2024	15,056,300	1,506	620,534	(592,310)	29,730
Stock based Compensation	400,000	40	39,960	—	40,000
Proceeds from shares issued	230,000	23	22,977	—	23,000
Net loss	—	—	—	(49,560)	(49,560)
September 30, 2024	15,686,300	1,569	683,471	(641,870)	43,170
Stock based Compensation	—	—	—	—	—
Proceeds from shares issued	690,000	69	68,931	—	69,000
Net loss	—	—	—	(57,877)	(57,877)
December 31, 2024	16,376,300	1,638	752,402	(699,747)	54,293

March 31, 2023	13,569,000	1,357	471,953	(390,981)	82,329
Stock based Compensation	45,000	5	4,496	—	4,500
Proceeds from shares issued	442,000	44	44,156	—	44,200
Net loss	—	—	—	(31,291)	(31,291)
June 30, 2023	14,056,000	1,406	520,604	(422,272)	99,738
Stock based Compensation	45,000	5	4,496	—	4,500
Proceeds from shares issued	552,000	55	55,144	—	55,199
Net loss	—	—	—	(61,341)	(61,341)
September 30, 2023	14,653,000	1,465	580,244	(483,613)	98,096
Stock based Compensation	20,000	2	1,998	—	2,000
Proceeds from shares issued	7,500	1	749	—	750
Net loss	—	—	—	(26,909)	(26,909)
December 31, 2023	14,680,500	1,468	582,991	(510,522)	73,937

See accompanying notes

Page | 3

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	For the	For the
	Nine months ended	Nine months ended
	December 31, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss for the year	(145,213)	(119,541)
Items not affecting cash
Depreciation	676	211
Stock based compensation	42,000	11,000
Changes in Operating assets & liabilities
Change in accounts receivable	145	(255)
Change in inventory	3,884	(127,276)
Change in prepaid and sundry	178	2,337
Change in advances to suppliers	(15,509)	126,219
Change in accrued liability	(7,251)	(3,850)
Change in accounts payable	12,791	2,128
Net cash provided by (used) in operating activities	(108,299)	(109,027)

FINANCING ACTIVITIES
Proceeds from Related Parties advances	12,089	(17,358)
Repayments of Related Parties advances	2,866	24,340
Issue of common stock, net of issuance costs	92,000	100,149
Shares to be issued	(2,000)	—
Net cash provided by/(used in) financing activities	104,955	107,131

Net decrease in cash during the year	(3,344)	(1,896)
Cash, beginning of year	4,448	2,710
Cash, end of quarter	1,104	814

See accompanying notes

Page | 4

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending December 31, 2024 and 2023

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
For the Quarters Ending December 31, 2024 and 2023

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

Cash

As of December 31, 2024, the Company had a cash balance of $1,104 (March 31, 2024: $4,448). Cash includes cash on hand and balances with banks.

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

Advertising & Promotions

Advertising costs are recognized as expense in Statement of operations for the period when incurred. For the quarter period ending December 31, 2024, company recognized $16,175 (December 31, 2023: $4,400).

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
For the Quarters Ending December 31, 2024 and 2023

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

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. The net realizable value is the estimated selling price in the ordinary course of business, less the cost of completion and selling expenses. As of December 31, 2024 the Company has $126,108 in inventory valued at cost. Inventory is finished goods excluding freight costs. The Company periodically reviews its inventories and makes a provision as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of its inventory below its previous estimate, the Company would increase its reserve in the period in which it made such a determination.

In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink reserve accordingly. As of December 31, 2024, the Company has no obsolescence provisions, damage provisions, or shrinkage provisions.

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
For the Quarters Ending December 31, 2024 and 2023

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
For the Quarters Ending December 31, 2024 and 2023

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

In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires entities to make certain enhanced segment disclosures on both an annual and interim basis, including disclosure of significant segment expenses that are regularly provided to their chief operating decision maker (the “CODM”) as defined within Accounting Standards Codification Topic 280, “Segment Reporting,” as well as various information about an entity’s CODM, among other provisions. ASU 2023-07 does not change how entities identify their operating segments, aggregate them, or apply the quantitative thresholds to determine their reportable segments. The annual disclosures required by ASU 2023-07 are effective for the Company beginning in Fiscal 2025, with interim disclosures effective beginning in Fiscal 2026. The provisions of ASU 2023-07 are to be applied retrospectively to all prior periods presented. Early adoption is permitted. Other than the new disclosure requirements, ASU 2023-07 will not have an impact on the Company’s consolidated financial statements.

Page | 9

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending December 31, 2024 and 2023

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

On September 1, 2023 the Company executed a further 12 month extension ending August 31, 2024 for USD $800 (CAD $1,000) per month.

On September 1, 2024 the Company executed a further 12 month extension ending August 31, 2025 for USD $800 (CAD $1,000) per month.

As of December 31, 2024, the Company has also made an advance payment of $30,652 to its manufacturing partners in Portugal. Once the goods are received by the Company we will allocate the amount to inventory.

7.	EQUIPMENT

	December 31, 2024	March 31, 2024
Cost
Opening	5,692	2,744
Addition		2,948
Disposal	—	—
Closing	5,692	5,692
Accumulated Depreciation
Opening	2,450	1,737
Depreciation	676	713
Closing	3,126	2,450
Net Book Value	2,566	3,242

Page | 10

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending December 31, 2024 and 2023

8.	ADVANCES FROM A RELATED PARTY & RELATED PARTY TRANSACTIONS

These advances are from a shareholder of the Company. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

	December 31,	March 31,
	2024	2024
	$	$
Jordan Starkman	80,923	67,650
Lauren Bentley	3,502	1,820
TOTAL	84,425	69,470

9.	RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions for the quarter ending December 31, 2024, were $6,190 (December 31, 2023: $5,604).

10.	STOCKHOLDERS’ DEFICIENCY

Authorized stock

Preferred stock

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001.

Page | 11

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending December 31, 2024 and 2023

10.	STOCKHOLDERS’ DEFICIENCY (Continued.)

Common stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001.

Issued stock

Preferred stock

As at December 31, 2024, the company has not issued any preferred stock.

Common stock

As at December 31, 2024, the company has 16,376,300 shares of common stock issued and outstanding.

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

Page | 12

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending December 31, 2024 and 2023

10.	STOCKHOLDERS’ DEFICIENCY (Continued.)

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

On October 3, 2024, the Company issued 240,000 common shares at $0.10 per share for cash payment of $24,000.

On October 4, 2024, the Company issued 150,000 common shares at $0.10 per share for cash payment of $15,000.

On November 4, 2024, the Company issued 50,000 common shares at $0.10 per share for cash payment of $5,000.

On November 12, 2024, the Company issued 50,000 common shares at $0.10 per share for cash payment of $5,000.

On November 19, 2024, the Company issued 37,000 common shares at $0.10 per share for cash payment of $37,000.

On November 25, 2024, the Company issued 156,000 common shares at $0.10 per share for cash payment of $15,600.

Page | 13

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending December 31, 2024 and 2023

10.	STOCKHOLDERS’ DEFICIENCY (Continued.)

On December 9, 2024, the Company issued 7,000 common shares at $0.10 per share for cash payment of $700.

11.	CONTINGENCIES AND COMMITMENTS

The Company has entered into a number of Consulting Agreements and pursuant to the Agreements the Company may be required to pay a 2%-3% finder’s fee associated with any new financings as of December 31, 2024. The Company has not been obligated to pay a finder’s fee related to the capital raised as of December 31, 2024.

The Company has no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

12.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to March 31, 2025, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no subsequent events to report.

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

We are confident in our ability to operate cost efficiently and compete in a highly saturated market by addressing the observed opportunity. LSEB will capture a new space within the market, which is in need of innovation and quality options. Majority of existing swimwear brands have similar strategies, providing consumers with trend-driven styles and fair quality at a mid-high tier price bracket, representing a similar structure to fast fashion. Focusing on luxury swimwear items for both men and women, LSEB’s collection will embody its affluent, contemporary target market entirely. The individual men’s and women’s sub-collections will be coordinating, as the partnered portion of our target market values looking well put-together as a couple, as well as individually. The physical presence of our collection has the following defining attributes; fine details and finishings, alluring silhouettes, coordinating pieces between the men’s and women’s sub-collections.

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

From inception to December 31, 2024 we have incurred an accumulated deficit of $699,747. Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. The Company has recently commenced sales, but has limited operating history. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Design and Styling

Focusing on luxury swimwear items for both men and women, LSEB’s collection will embody its affluent, contemporary target market entirely. The individual men’s and women’s sub-collections will be coordinating, as the partnered portion of our target market values looking well put-together as a couple. The physical presence of our collection has the following defining attributes; fine details and finishings, alluring silhouettes, coordinating pieces, and a runway-ready look. The designs are highly influenced by ready-to-wear fashions Our intention is that individually, our designs are versatile enough that they can exceed their intended purpose - swimming and lounging, making appearances in the customer’s daily wardrobe. To ensure the highest quality in fabrics, hardware and embellishments, LSEB will put emphasis on the sourcing process for all items individually. Newest technologies in fabrics and manufacturing will be utilized in design and production stages, and may include technologies such as, quick drying finishes or shapewear fabric. From goods to packaging and labeling, the brand identity has been absolutely thought through and is evident across all areas.

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

Enhancing Operating Efficiencies to Maintain Strong Competitive Position

LSEB’s operating margin will grow steadily through the successful implementation of centralized distribution and other key activities, and a focus on maximizing gross margin dollars. The Company plans to realize additional operating efficiencies both at the corporate level and within its e-commerce site, which will give the Company the flexibility to offer increased value to its customers and strengthen its competitive position in the industry. In keeping with our commitment to being a low-cost operator, the Company believes it can further leverage its buying power to realize additional efficiencies in areas such as supply chain, and capital expenditures.

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

As of our quarter end December 31, 2024, the Company has completed a number of the essential functions outlined above. Our first collection, which has launched in October 2023 in conjunction with the brand’s ecommerce site, has been designed and technical illustrations have been completed. For the Company’s second collection, our technical packages, which includes the technical sketches and all specifications on measurements, construction, trim and fabric Bill of Materials, and all additional information the manufacturing company will need, have been completed by an outsourced Technical Designer. This subsequent women’s collection is comprised of six styles in three colorways. The collection has been developed in alignment with our notable quality standard, made possible with the strategic partnership made with the manufacturer. The design ethos of this collection embraces subtle fashion characteristics, effortlessly transitioning from the elevated basics that defined the brand’s well-received leading collection. This release is eagerly anticipated and will mark a significant milestone in the brand’s evolution, further solidifying Lauren Bentley Swimwear’s position in the luxury swimwear market.

The Company has received the sample sets for the second collection from the factory and we expect to launch the second collection in February 2025. A significant amount of focus went into the sourcing of collection trims and fabric, as well as brand packaging and labeling. The Company believes in sourcing based on quality, not ease, in order to develop superior product. Thus, all items are sourced from various countries and factories depending on capabilities, skills, and technologies. For our first and second collection, majority of items have been sourced from specialized, established suppliers in Italy, France, and Spain.

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

The Company has recently launched influencer partnership initiatives, and has executed a strategic approach to influencer marketing, amplifying its reach and engagement within the competitive luxury swimwear sector. Since launching these efforts, Lauren Bentley Swimwear has partnered with over eight influencers spanning Canada, the USA, the UK, and Western Europe. These collaborators, who boast follower counts ranging from 85,000 to 1 million, bring unique attributes to the table, including inspiring mothers, a former reality star, a fitness coach, and a celebrity stylist. Their diversified audiences amplify the brand’s reach, ensuring visibility across both primary and secondary target markets.

In October 2024, the Company entered into a Consulting Agreement with Beyond Media Group LLC., a corporation existing under the laws of the State of Wyoming to provide marketing and advertising services to communicate information about the Company and the Lauren Bentley Swimwear brand to the financial community including but not limited to, creating company profiles, media distribution, and building a digital community with respect to the Company.

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

Since December 31, 2024, and for the next 3 months during our fiscal year 2025, and for the 2026 fiscal year, our business will be built across four key growth product categories including: (1) Women’s Swimwear, (2) Men’s Swimwear, (3) Women’s Beachwear, and (4) Accessories. Our growth plan is to achieve $500,000 in net revenues within the 15 months following fiscal quarter end December 31, 2024, with majority derived from category (1), Women’s Swimwear. The Company launched the brand in October 2023 with men’s and women’s swimwear, and we have started generating revenue. The Company plans to complete a financing through a private offering for a minimum of $400,000 within the 6-12 months following our December 31, 2024 quarter end. We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company.

Within 21 months following our December 31, 2024 quarter-end, our total sales forecast is $1,200,000. This target is comprised of $1,000,000 Women’s Swimwear and Men’s Swimwear categories, and $200,000 Beachwear and Accessories. We anticipate a sales growth rate of approximately 50% per year for our first 3 operational years.

We have estimated that we will incur minimum expenses equal to $25,000 in the first 12 months following our December 31, 2024 quarter-end in order to maintain our business operations. However, if we complete a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $400,000 within 6-12 months following the Company’s December 31, 2024 quarter-end. Any capital raised will be through either a private placement and will result in the issuance of common shares from the Company’s authorized capital.

Working Capital	$74,000
Legal/Accounting/Filings	$25,000
Inventory	$100,000
Advertising and Marketing	$100,000
General Administrative	$10,000
Salaries and Customer Service	$75,000
Telephone	$1,000
Travel	$15,000
Total Expenses	$400,000

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition. In the unlikely scenario that we are not successful in financing our target of $400,000 or above through a private offering within the first 6-12-months following our December 31, 2024 quarter-end we will delay the launch of the Women’s Beachwear, and continue moving forward solely with Men’s and Women’s Swimwear.

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements. The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 6 months following our December 31, 2024 quarter-end.

On January 13, 2025, the Company announced it is actively pursuing a capital raise of a minimum $5 million USD to accredited investors through a series of tranches subject to satisfaction of closing conditions. The Company expects to enter into an Equity Financing Agreement in the coming weeks with more disclosure regarding pricing and conditions.

The Company intends to use the net proceeds from the private placement primarily for costs directly related to sales and marketing, for research and development, working capital and general corporate purposes, including the costs of operating as a public company. The intent of the capital raise is to begin to position the Company to meet the uplist requirements to Nasdaq.

The Company believes there are many advantages to uplisting from the OTCQB to Nasdaq. Key benefits may include increased visibility and credibility, access to capital, increased trading volume and liquidity, and improved valuation and stock performance. Nasdaq is one of the largest well-known stock exchanges globally, and listing on Nasdaq can attract a larger pool of institutional and retail investors who may not have considered investing in a company on a smaller exchange. Companies listed on Nasdaq are often viewed as more established, credible, and reputable due to the stringent listing requirements and rigorous financial reporting standards, which can lead to a stronger public image. In addition, companies listed on Nasdaq can more readily access capital through secondary offerings, as investors may be more willing to buy shares of a company listed on a major exchange. This is particularly important for LSEB as we are looking to expand and fund new projects. Furthermore, Nasdaq offers a highly liquid marketplace, making it easier for the Company to raise funds and for investors to trade our shares. Greater liquidity can also attract institutional investors who typically prefer markets with higher trading volumes.

The Company is in the initial stages of executing its plan to qualify for an uplist to Nasdaq and there is no guarantee it will be successful in meeting the listing requirements or qualifying for a listing on the Nasdaq exchange.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months and nine months ended December 31, 2024 and December 31, 2023, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has recently commenced generating revenue and has an accumulated deficit $699,747 as of December 31, 2024 since its inception and requires capital for its contemplated operational and marketing activities to take place. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, our auditor’s opinion has raised substantial doubt about our ability to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and the implementation of its strategic plans provide the opportunity for the Company to continue as a going concern.

For the nine months ended December 31, 2024 and December 31, 2023

Revenue

The Company generated $3,272 in sales during the three month period ended December 31, 2024, and $1,915 for the three month period ended December 31, 2023. For the nine month period ended December 31, 2024 the Company generated $12,128 in sales, and for the nine month period ended December 31, 2023 the Company generated $1,915 sales. The Company launched its new e-commerce platform, laurenbentleyswim.com in October 2023. The Company has received its bulk production from its factory in Portugal in order to generate revenues as the Company expands its operations.

Operating Expenses

Operating expenses for the quarter ended December 31, 2024 were $55,656, as compared to $29,628 for the quarter ended December 31, 2023. Operating expenses for the nine month period ended December 31, 2024 were $148,755, as compared to $120,405 for the nine month period ended December 31, 2023. The operating expenses were primarily attributed to ongoing consulting expense, professional fees related to the Company’s yearly audit and quarterly reviews, and general expenses related to travel to visit the Company’s factories in Portugal. In addition, the Company has started to increase advertising and promotion for the Lauren Bentley Swimwear brand.

Net loss

The Company reported a net loss of $57,877 for the quarter ended December 31, 2024, and $26,909 for the quarter ended December 31, 2023, respectively. The Company reported a net loss of $145,213 for the nine months ended December 31, 2024, and $119,541 for the nine months ended December 31, 2023, respectively. The ongoing loss was primarily due to the consulting expenses, professional fees, advertising and promotion, and travel expenses as indicated above

During the three months ended December 31, 2024, the Company recorded $3,191 in consulting fees as compared to $6,021 for the three month period ended December 31, 2023. For the nine months period ended December 31, 2024 the Company recorded $46,375 in consulting expenses as compared to $19,090 for the nine months period ended December 31, 2023. In addition, professional fees for the three month period ended December 31, 2024 were $28,344 as compared to the three month period ended December 31, 2023 $7,968. For the nine months period ended December 31, 2024 the Company recorded $49,624 in professional fees as compared to $18,992 for the nine months period ended December 31, 2023.The increase in professional fees and consulting fees relates to an increase in the amount of time required for the auditor to value inventory as well as the Company’s need to attract investment capital to expand business operations.

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

The Company reported $7,738 in General and Administrative Expenses for the quarter ended December 31, 2024 as compared to $11,174 for the quarter ended December 31, 2023. For the nine months period ended December 31, 2024 the Company reported $27,758 in General and Administrative Expenses as compared to $39,742 for the nine months period ended December 31, 2023.The decrease in General and Administrative Expenses is primarily attributed to lower travel expenses related to visiting our manufacturer in Porto, Portugal.

The Company has also reported $16,175 in Advertising and Promotion Expenses for the quarter ended December 31, 2024 as compared to $4,400 for the quarter December 31, 2023. The increase in Advertising and Promotion during the quarter ended December 31, 2024 was due to advertising and promotion for the Lauren Bentley Swimwear brand. For the nine months period ended December 31, 2024 the Company reported $24,322 in Advertising and Promotion as compared to $42,370 for the nine months period ended December 31, 2023. The decrease in Advertising and Promotion Expenses is primarily attributed to the Company bearing the expenses for the website development and campaign shoot in previous quarter periods. The Company expects the Advertising and Promotion Expense to increase going forward as the Company expands its promotion of the Lauren Bentley Swimwear line.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Income Tax

During the period from inception (April 3, 2019) to December 31, 2024, we had no provision for income taxes due to the net operating losses incurred.

Off Balance Sheet Financing

We have no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company has recently started generating revenue and has an accumulated deficit $699,747 as of December 31, 2024. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Period Ended December 31, 2024	Period Ended December 31, 2023
Net Cash Provided by (Used in) Operating Activities	$(108,299)	$(109,027)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	104,955	107,131
Net Increase (Decrease) in Cash	$(3,344)	$(1,896)

Our cash balance was $1,104 and $4,448 as of December 31, 2024, and as of March 31, 2024, respectively. We recorded a net loss of $57,877 for the three month period ended December 31, 2024, and $26,909 for the three month period ended December 31, 2023, respectively.

We believe we can satisfy our cash requirements for the next 6 months. We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 6 months will total approximately $25,000. Legal and accounting expenses of $20,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash balance of $1,104, additional financing, net sales, and if needed, an advance from our directors, Lauren Bentley and Jordan Starkman. Currently there is no firm loan commitment between the Company and Lauren Bentley and Jordan Starkman in place. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised. The foregoing represents our best estimate of our cash needs based on our current business condition. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. It is currently expected that the Company will spend an additional $250,000 in variable costs relating to marketing and business development that will be funded from future financings.

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

On January 13, 2025, the Company announced it is actively pursuing a capital raise of a minimum $5 million USD to accredited investors through a series of tranches subject to satisfaction of closing conditions. The Company expects to enter into an Equity Financing Agreement in the coming weeks with more disclosure regarding pricing and conditions.

The Company intends to use the net proceeds from the private placement primarily for costs directly related to sales and marketing, for research and development, working capital and general corporate purposes, including the costs of operating as a public company. The intent of the capital raise is to begin to position the Company to meet the uplist requirements to Nasdaq.

The Company believes there are many advantages to uplisting from the OTCQB to Nasdaq. Key benefits may include increased visibility and credibility, access to capital, increased trading volume and liquidity, and improved valuation and stock performance. Nasdaq is one of the largest well-known stock exchanges globally, and listing on Nasdaq can attract a larger pool of institutional and retail investors who may not have considered investing in a company on a smaller exchange. Companies listed on Nasdaq are often viewed as more established, credible, and reputable due to the stringent listing requirements and rigorous financial reporting standards, which can lead to a stronger public image. In addition, companies listed on Nasdaq can more readily access capital through secondary offerings, as investors may be more willing to buy shares of a company listed on a major exchange. This is particularly important for LSEB as we are looking to expand and fund new projects. Furthermore, Nasdaq offers a highly liquid marketplace, making it easier for the Company to raise funds and for investors to trade our shares. Greater liquidity can also attract institutional investors who typically prefer markets with higher trading volumes.

The Company is in the initial stages of executing its plan to qualify for an uplist to Nasdaq and there is no guarantee it will be successful in meeting the listing requirements or qualifying for a listing on the Nasdaq exchange.

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

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

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
Jordan Starkman Director, Chief Financial Officer, Principal Accounting Officer Dated: March 31, 2025.