Form 10-K
period 2025-03-31
LSEB Creative Corp.
filed 2025-07-15
CIK 1888740

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025.

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

The aggregate market value of the 8,276,300 shares of voting common equity held by non-affiliates of the registrant as of March 31, 2025 was $744,867 computed by reference to the closing price of the common equity last sold (which was $0.09 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of July 15, 2025, the registrant had 16,376,300 shares issued and outstanding.

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

From inception to March 31, 2025 we have incurred an accumulated deficit of $714,545. Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. The Company has recently commenced sales, but has limited operating history. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

The Global Swimwear Market Size was valued at 20.2 billion USD in 2023, and it is expected to reach a value of 30.8 billion USD by 2032, at a CAGR of 5.8% over the forecast period (2025-2033). Specifically, the women’s segment dominates this market, accounting for over 65% of the share in 2023. It is clear that consumers are not only willing to invest in swimwear goods, but are seeking new brands and product assortment. The swimwear market is being driven by the rising rate of global population and product innovation to meet the need for specialized clothes for water activities and vacations by the pool or beach. It is expected that consumers will acquire various types of swimsuit goods based on their comfort, activities, and fashion appeal as a result of rapid changes in fashion trends and a rise in disposable money. Women from many cultures are becoming more and more interested in designer swimwear that enhances the slimming effect and gives value-added features such as practical cuts and fashionable designs. The growth of the spa and beauty sectors as well as rising female demand for specialty swimwear are in part driving the swimwear and beachwear market. Swimming is thought to be the most well-liked sport and leisure activity. Growing fitness concerns among people of all ages are boosting interest in swimming as the finest physical activity. In turn, this is laying the groundwork for the mass purchasing of swimwear products. The market is also being driven by growing technical and process innovation in developed economies. The market has grown as a result of the development of numerous types of sophisticated fabrics that maintain their colour for a longer amount of time and are resistant to chlorine.

The luxury swimwear market in Asia and Latin America is experiencing notable growth, driven by rising disposable incomes, evolving fashion preferences, and increased tourism. In 2024, the Asia-Pacific luxury swimwear market is valued at approximately USD 5.4 billion, accounting for about 23% of the global market. It’s projected to grow at a CAGR of 8.0% from 2024 to 2031. China: Valued at USD 2.43 billion in 2024, with a projected CAGR of 7.5%. Growth is fueled by increased domestic demand and a shift towards local brands. India: Market size of USD 649 million in 2024, expected to grow at a CAGR of 6.8%. Southeast Asia: Valued at USD 373 million in 2024, with a projected CAGR of 9.0%, indicating significant growth potential. The region is witnessing a surge in online retail channels, with luxury brands collaborating with local influencers and designers to cater to cultural preferences.

Asia-Pacific and Latin America, Middle East and Africa (LAMEA) collectively contributed a global market share of over 30 percent in 2024. Asia-Pacific individually is projected to grow at a “significant” CAGR of 8.4 percent. Key players in the global swimwear industry include Haddow Group Plc, Nike Inc., Boardriders, Inc., Arena Italia S.p.A., O’Neill, Inc., Swimwear Anywhere, Inc., Adidas AG, Gap Inc., Phillips-Van Heusen Corporation (PVH Corp.), and Perry Ellis International Inc (Allied Market Research). Recent movement in the industry includes Perry Ellis International, Inc., entering into Nike Swim distribution agreements in Latin America with R1 Sports Ltda in Brazil, Uldin SA in Argentina, Uruguay and Paraguay, Superdeporte Plus Peru S.A.C in Peru, Bolivia, and Ecuador.

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

Email Marketing

In 2024, email remains the leading communication channel for consumers, placing it as an important focus for the Company. Great emphasis will be put on composing and expanding our Email List, communicating with the regularly to tease sneak-peaks, new product information, and any additional marketing campaigns. By doing so, we will secure an audience among our target market and create excitement and desirability around the brand. To gain said Email List, we will draw on A) industry contacts, B) prompt consumers with an opt-in form available and linked to all web and mobile outlets, and C) an Email Marketing Service such as Drip, which focuses on intelligent marketing automation to convert visitors into subscribers. These tactics, along with others, will successfully capture our audience and ensure tailored, consistent communication as our brand expands.

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

Employees

As of March 31, 2025, we currently have one full time employee, Lauren Bentley, who does not have a formal employment agreement. We plan to hire additional employees as needed as the Company grows. In addition, Jordan Starkman is the CFO and he does not have a formal employment agreement. Furthermore, the Company has 3 consultants working for the Company related to financing activities, brand awareness, and design and patterns for the swimwear.

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

We were incorporated in Wyoming in April 3, 2019. With the exception of $858 in cash on March 31, 2025, we have no significant financial resources and limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history and limited brand recognition, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. From inception to March 31, 2025, we have incurred an accumulated deficit of $714,545, and as of the twelve months ending March 31, 2025 we have incurred a net loss of $160,011. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan.

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

Our Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock, par value $0.0001 per share, of which 16,376,300 shares are issued and outstanding as of March 31, 2025. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then-existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

During the year ended March 31, 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

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

As of March 31, 2025, we have issued 16,376,300 shares of common stock since the Company’s inception on April 3, 2019. As of March 31, 2025, we had no outstanding shares of preferred stock, options, warrants, notes payable convertible into capital stock, or other securities that are convertible into shares of common stock.

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

Holders

As of the March 31, 2025, we had 73 stockholders of our common stock. As of such date, 16,376,300 shares were issued and outstanding.

Transfer Agent

We have engaged Clear Trust, LLC., as transfer agent to serve as agent for shares of our common stock. Our transfer agent’s contact information is as follows:

Clear Trust, LLC.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended March 31, 2025, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

Sale of Unregistered Securities

As at March 31, 2025, the company has 16,376,300 shares of common stock issued and outstanding.

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

During the year ended March 31, 2025 we have incurred a net loss of $160,011 and have an accumulated deficit of $714,545 as of March 31, 2025. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

As of our year end March 31, 2025, the Company has completed a number of the essential functions outlined above. Our first collection launched in October 2023 in conjunction with the brand’s ecommerce site. For the Company’s second collection, our technical packages, which includes the technical sketches and all specifications on measurements, construction, trim and fabric Bill of Materials, and all additional information the manufacturing company will need, have been completed by an outsourced Technical Designer. This subsequent women’s collection is comprised of six styles in three colorways. The collection has been developed in alignment with our notable quality standard, made possible with the strategic partnership made with the manufacturer. The design ethos of this collection embraces subtle fashion characteristics, effortlessly transitioning from the elevated basics that defined the brand’s well-received leading collection. This release was launched at the end of March 31, 2025 and will mark a significant milestone in the brand’s evolution, further solidifying Lauren Bentley Swimwear’s position in the luxury swimwear market.

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

In September 2024, the Company began research and design stages of expanding its beachwear category, with an emphasis on versatile, high-quality pieces. Lauren Bentley Swimwear intends to introduce cover-ups such as sarongs, a quintessential element of women’s beachwear wardrobes. This versatile item is currently being developed by the brand’s design team with the help of supply and manufacturer partners. Additional cover-ups and new product categories are entering the research and design stages. These steps further solidifying Lauren Bentley Swimwear’s vision to become a comprehensive beachwear lifestyle brand. While these category expansions are an exciting development, the brand is aiming for a release in Fall 2025, though no definitive timeline has been established. As with all Lauren Bentley Swimwear offerings, the brand remains committed to prioritizing quality throughout the meticulous design, development, and sourcing processes.

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

Since March 31, 2025, and for the next 12 months during our fiscal year 2026, our business will be built across four key growth product categories including: (1) Women’s Swimwear, (2) Men’s Swimwear, (3) Women’s Beachwear, and (4) Accessories. Our growth plan is to achieve $500,000 in net revenues within the first 12 months following fiscal year end March 31, 2025, with majority derived from category (1), Women’s Swimwear. The Company launched the brand in October 2023 with men’s and women’s swimwear, and we have started generating revenue. The Company plans to complete a financing through a private offering for a minimum of $400,000 within the 6-12 months following our March 31, 2025 year-end. We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company.

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

Within 24 months following our March 31, 2025 year-end, our total sales forecast is $1,200,000. This target is comprised of $1,000,000 Women’s Swimwear and Men’s Swimwear categories, and $200,000 Beachwear and Accessories. We anticipate a sales growth rate of approximately 50% per year for our first 3 operational years.

We have estimated that we will incur minimum expenses equal to $25,000 in the year following our March 31, 2025, year-end in order to maintain our business operations. However, if we complete a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $400,000 within the 12 month period following the Company’s 2025 year-end. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

Working Capital	$74,000
Legal/Accounting	$25,000
Inventory	$100,000
Advertising and Marketing	$150,000
General and administrative	$10,000
Salaries and Customer Service	$25,000
Telephone	$1,000
Travel	$15,000
Total Expenses	$400,000

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements. The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 12 months following our March 31, 2025 year-end.

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

Results of Operations for the years ended March 31, 2025 and 2024

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended March 31, 2025 and March 31, 2024, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has limited revenue from operations and has an accumulated deficit $714,545 as of March 31, 2025 since its inception and requires capital for its contemplated operational and marketing activities to take place. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, our auditors opinion has raised substantial doubt about our ability to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and the implementation of its strategic plans provide the opportunity for the Company to continue as a going concern.

Revenue

The Company generated $20,537 in sales during the year ended March 31, 2025, and $3,989 for the year ended March 31, 2024. The Company launched its new e-commerce platform, laurenbentleyswim.com in October 2023. The Company has received its bulk production from its factory in Portugal in order to generate revenues as the Company expands its operations.

Operating Expenses

Operating expenses for the years ended March 31, 2025 and March 31, 2024 were $168,163 and $164,424, respectively. The operating expenses during the year ended March 31, 2025 and March 31, 2024 were primarily attributed to advertising and promotion expenses, consulting expenses, professional fees related to the Company’s yearly audit and quarterly reviews, and general expenses related to travel to visit the Company’s factories in Portugal.

 Net loss

We reported a net loss of $160,011 and $163,553 for the years ended March 31, 2025 and March 31, 2024, respectively. The ongoing loss was primarily due to the consulting expenses, professional fees, advertising and promotion, and travel expenses as indicated above

During the years ended March 31, 2025 and March 31, 2024 the Company recorded $59,574 and $30,073 in Legal and Professional fees The increase mainly represents increased legal expenses related to the Company’s regulatory filings. The Company expects professional fee costs to increase as the Company may file a registration statement in the future. Furthermore, the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other entities or assets and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

The Company has also reported $35,301 in General and Administrative Expenses for the year ended March 31, 2025 as compared to $49,699 for the year ended March 31, 2024. The decrease in General and Administrative Expenses was primarily attributed to reduced travel expense related to visiting our manufacturer in Porto, Portugal. In addition, the Company reported $24,942 in Advertising and Promotional Expenses for the year ended March 31, 2025 as compared to $45,662 for the year ended March 31, 2024. The decrease in Advertising and Promotion Expenses is primarily attributed to the Company’s reduced expenses to our marketing agency since our web site design and photoshoot have already been expensed in previous quarters. The Company expects to increase its advertising and promotional budget going forward upon completion of a capital raise.

Furthermore, the Company reported $47,478 in Consulting Expenses for the year ended March 31, 2025 as compared to $38,277 for the year ended March 31, 2024. The Company expects to reduce its consulting expenses going forward.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Income Tax

During the period from inception (April 3, 2019) to March 31, 2025, we had no provision for income taxes due to the net operating losses incurred.

Off Balance Sheet Financing

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

	Year Ended March 31, 2025	Year Ended March 31, 2024
Net Cash Provided by (Used in) Operating Activities	$(152,716)	$(133,547)
Net Cash Provided by (Used) in Investing Activities	$-	$(2,948)
Net Cash Provided by (Used in) Financing Activities	$149,126	$138,233
Net Increase (Decrease) in Cash	$(3,590)	$1,738

Our cash balance was $858 and $4,448 for the years ended March 31, 2025 and March 31, 2024, respectively.  We recorded a net loss of $160,011 and $163,553 for the years ended March 31, 2025 and March 31, 2024, respectively.

Cash used in operating activities during the year ended March 31, 2025, was $152,716, which included an increase of $54,469 for the Company’s inventory.

We believe we can satisfy our cash requirements for the next 6 months. We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 6 months will total approximately $25,000. Legal and accounting expenses of $20,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash balance of $858, additional financing, net sales, and if needed, an advance from our directors, Lauren Bentley and Jordan Starkman. Currently there is no firm loan commitment between the Company and Lauren Bentley and Jordan Starkman in place. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised. The foregoing represents our best estimate of our cash needs based on our current business condition. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. It is currently expected that the Company will spend an additional $250,000 in variable costs relating to marketing and business development that will be funded from future financings.

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

ITEM 8.  FINANCIAL STATEMENTS

Audited Consolidated Financial Statements

LSEB Creative Corp.

For the Years ending March 31, 2025 and 2024

LSEB Creative Corp.
Consolidated Financial Statements

For the Years ending March 31, 2025 and 2024

ALOBA, AWOMOLO & PARTNERS

(Chartered Accountants)

Floor 4, Providence Court, Ajibade Bus Stop, Beside CocaCola Ibadan, Oyo State, Nigeria

Tel: 08055439586, 08034725835

Email: audits@alobaawomolo.org; alobaawomolopartners@gmail.com; website: www.alobaawomolo.org

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LSEB Creative Corp..

Opinion on the Financial Statements

We have audited the accompanying balance sheet of LSEB Creative Corp. (the Company) as of March 31, 2025, and the related statements of income, stockholders’ equity, and cash flows for the year ended March 31, 2025, and the related notes (collectively referred to as the financial statements).

The financial statements of LSEB Creative Corp. (the Company) as of March 31, 2024 were audited by other auditors whose report, dated July 16, 2024 expressed an unqualified opinion on those financial statements

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring net losses, an accumulated deficit of $714,545, and has minimal cash resources available to fund ongoing operations as of March 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Aloba, Awomolo & Partners – PCAOB ID #7275

We have served as the Company’s auditor since 2025.

Ibadan, Nigeria

July 15, 2025

Page | 1

LSEB Creative Corp.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

	March 31,	March 31,
	2025	2024
	(Audited)	(Audited)
	$	$
ASSETS
Current assets
Cash	858	4,448
Advances to suppliers	—	15,143
Accounts Receivable	8,067	1,731
Inventory	184,461	129,992
Prepayments and Other Receivables	—	178
Total current assets	193,386	151,492

Non-current assets
Equipment, net [Note 6]	2,374	3,242
Total assets	195,760	154,734

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	20,835	5,881
Accrued liabilities	8,834	11,877
Loan from shareholder	10,000	—
Shares to be issued	—	2,000
Advances from a related party [Note 7]	116,596	69,470
Total current liabilities	156,265	89,228

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, Nil preferred shares outstanding at March 31 2025 (March 31, 2024: Nil),	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 16,376,300 common shares outstanding as at March 31, 2025 (March 31, 2024 : 15,036,300) [Note 8]	1,638	1,504
Additional paid-in capital [Note 8]	752,402	618,536
Accumulated deficit	(714,545)	(554,534)
Total stockholders’ deficiency	39,495	65,506
Total liabilities and stockholders’ deficiency	195,760	154,734

Going concern (Note 3)

Related party transactions (Note 7)

Contingencies and Commitments (Note 9)

Income Taxes (Note 10)

Subsequent events (Note 11)

See accompanying notes

Page | 2

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	For the	For the
	year ended	year ended
	March 31, 2025	March 31, 2024
	$	$
Sales	20,537	3,989
Cost of Goods Sold	8,625	1,337
Gross Profit	11,912	2,652
EXPENSES
Advertising & promotion	24,942	45,662
Consulting expenses	47,478	38,277
Legal & Professional Fee	59,574	30,073
General & Administrative Expenses	35,301	49,699
Depreciation [Note 6]	868	713
Total operating expenses	168,163	164,424
Net income/ (loss) from operations	(156,251)	(161,772)
Exchange Gain/(Loss)	(3,760)	(1,781)
Net income/(loss) from operations before income taxes	(160,011)	(163,553)
Income taxes	-	-
Net income/(loss) for the year	(160,011)	(163,553)

Loss per share, basic and diluted	(0.01)	(0.01)

Weighted average number of common shares outstanding	15,693,599	14,351,618

See accompanying notes

Page | 3

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Expressed in US dollars)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficiency
		$	$	$	$
March 31, 2023	13,569,000	1,357	471,953	(390,981)	82,329
Stock based Compensation	212,000	21	21,179	-	21,200
Proceeds from shares issued	1,255,300	126	125,404	-	125,530
Net loss	-	-	-	(163,553)	(163,553)
March 31, 2024	15,036,300	1,504	618,536	(554,534)	65,506
Stock based Compensation	420,000	42	41,958	-	42,000
Proceeds from shares issued	920,000	92	91,908	-	92,000
Net loss	-	-	-	(160,011)	(160,011)
March 31, 2025	16,376,300	1,638	752,402	(714,545)	39,495

See accompanying notes

Page | 4

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	For the	For the
	year ended	year ended
	March 31, 2025	March 31, 2024
	$	$
OPERATING ACTIVITIES
Net loss for the year	(160,011)	(163,553)
Items not affecting cash
Shares to be issued	(2,000)	2,000
Depreciation	868	713
Stock based compensation	42,000	21,200
Changes in Operating assets & liabilities
Change in accounts receivable	(6,336)	(1,731)
Change in inventory	(54,469)	(126,466)
Change in prepaid and sundry	178	3,517
Change in advances to suppliers	15,143	126,219
Change in accrued liability	(3,043)	3,768
Change in accounts payable	14,954	786
Net cash provided by (used) in operating activities	(152,716)	(133,547)

INVESTING ACTIVITIES
Acquisition of equipment	—	(2,948)
Net cash used in investing activities	—	(2,948)

FINANCING ACTIVITIES
Proceeds from Related Parties advances	1,693	(16,771)
Repayments of Related Parties advances	45,433	29,474
Loan from shareholder	10,000	—
Issue of common stock, net of issuance costs	92,000	125,530
Net cash provided by/(used in) financing activities	149,126	138,233

Net decrease in cash during the year	(3,590)	1,738
Cash, beginning of year	4,448	2,710
Cash, end of year	858	4,448

See accompanying notes

Page | 5

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2025 and 2024

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

Page | 6

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2025 and 2024

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

As of March 31, 2025, the Company had a cash balance of $858 (March 31, 2024: $4,448). Cash includes cash on hand and balances with banks.

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

Advertising & Promotions

Advertising costs are recognized as expense in Statement of operations for the period when incurred. For the year ending March 31, 2025, company recognized $24,942 (March 31, 2024: $45,662 )

Use of Estimates

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
For the Years Ending March 31, 2025 and 2024

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

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. The net realizable value is the estimated selling price in the ordinary course of business, less the cost of completion and selling expenses. As of March 31, 2025 the Company has $184,461 in inventory valued at cost. Inventory is finished goods excluding freight costs. The Company periodically reviews its inventories and makes a provision as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of its inventory below its previous estimate, the Company would increase its reserve in the period in which it made such a determination.

In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink reserve accordingly. As of March 31, 2025, the Company has no obsolescence provisions, damage provisions, or shrinkage provisions.

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
For the Years Ending March 31, 2025 and 2024

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
For the Years Ending March 31, 2025 and 2024

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
For the Years Ending March 31, 2025 and 2024

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

On September 1, 2023 the Company executed a further 12 month extension ending August 31, 2024 for USD $800 (CAD $1,000) per month.

On September 1, 2024 the Company executed a further 12 month extension ending August 31, 2025 for USD $800 (CAD $1,000) per month.

Page | 11

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2025 and 2024

6.	EQUIPMENT

	March 31, 2025	March 31, 2024
Cost
Opening	5,692	2,744
Addition	—	2,948
Disposal	—	—
Closing	5,692	5,692
Accumulated Depreciation
Opening	2,450	1,737
Depreciation	868	713
Closing	3,318	2,450
Net Book Value	2,374	3,242

7.	ADVANCES FROM A RELATED PARTY & RELATED PARTY TRANSACTIONS

These advances are from a shareholder of the Company. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

	March 31,	March 31,
	2025	2024
	$	$
Jordan Starkman	113,119	67,650
Lauren Bentley	3,477	1,820
TOTAL	116,596	69,470

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions for the year ending March 31, 2025 were $15,903 (March 31, 2024: $29,694). The related party transactions is attributed to Lauren Bentley’s consulting fees and rent payable to Jordan Starkman.

Page | 12

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2025 and 2024

8.	STOCKHOLDERS’ DEFICIENCY

Authorized stock

Preferred stock

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001.

Common stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001.

Issued stock

Preferred stock

As at March 31, 2025, the company has not issued any preferred stock.

Common stock

As at March 31, 2025, the company has 16,376,300 shares of common stock issued and outstanding.

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

On November 19, 2024, the Company issued /37,000 common shares at $0.10 per share for cash payment of $37,000.

On November 25, 2024, the Company issued 156,000 common shares at $0.10 per share for cash payment of $15,600.

Page | 13

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2025 and 2024

9.	CONTINGENCIES AND COMMITMENTS

The Company has entered into a number of Consulting Agreements and pursuant to the Agreements the Company may be required to pay a 2%-3% finder’s fee associated with any new financings as of March 31, 2025. The Company has not been obligated to pay a finder’s fee related to the capital raised as of March 31, 2025.

The Company has no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

10.	INCOME TAXES

Income taxes

The provision for income taxes differs from the amounts which would be provided by applying a United States Federal corporate income tax rate of approximately 21% for the years ended March 31, 2025 (since inception to March 31, 2024: 21%) as follows:

	For the	From
	year ended	year ended
	March 31, 2025	March 31, 2024
Loss before income tax	(160,011)	(163,553)
Expected Income tax recovery	(33,602)	(34,346)
Change in valuation allowance	33,602	34,346
Net Tax Income	-	-

Deferred tax assets

	March 31,	March 31,
	2025	2024
Non-capital loss carry forwards	150,054	116,452
Change in valuation allowance	(150,054)	(116,452)
Net Deferred Tax Asset	-	-

As of March 31, 2025, the Company determined that a valuation allowance relating to above deferred tax asset of the Company was necessary. This determination was based largely on the negative evidence represented by the losses incurred in the previous years. The Company decided not to recognize any deferred tax asset, as it is unlikely to be realized. Therefore, a valuation allowance of $150,054 for the year ended March 31, 2025 (March 31, 2024: $116,452) was recorded to offset deferred tax assets.

As of March 31, 2025, the Company has approximately $714,545 (March 31, 2023: $554,534) of non-capital losses available to offset future taxable income. Based on the Tax Cuts and Jobs Act, federal net operating losses carryforward from 2019 are subject to an 80% limitation on taxable income, do not expire and could be carried indefinitely.

11.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to July 15, 2025, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to report.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2025 was not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NAME	AGE	POSITION
Lauren Bentley	28	CEO and Chairman of the Board of Directors
Jordan Starkman	55	Chief Financial Officer and Director

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended March 31, 2025 and 2024 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Lauren Bentley
President and Director	2024	$20,000	$0	$(1)	$0	$0	$0	$0	$0
	2025	$7,321	$0	$(1)	$0	$0	$0	$0	$0
Jordan Starkman, Director	2024	$0	$0	$(2)	$0	$0	$0	$0	$0
	2025	$0	$0	$(2)	$0	$0	$0	$0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through March 31, 2025.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending March 31, 2025 by our executive officers named in the Summary Compensation Table.

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

Summary Compensation

Ms. Bentley, our CEO and director received consulting fees of $7,321 for her services to the Company during the period ended March 31, 2025 She currently does not have an employment agreement in place. She was issued 5,600,000 founders shares at inception. Mr. Starkman received $0 as consulting fees for the period ended March 31, 2025.   In addition, he received 2,500,000 founder shares at inception.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2025, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 16,376,300 shares of our common stock issued and outstanding as of March 31, 2025. As of March 31, 2025, we did not have any outstanding options, warrants exercisable for, or other securities convertible into shares of our common stock. Unless otherwise indicated, the address of each officer and director listed below is c/o LSEB Creative Corp., 30 N. Gould St. #4000, Sheridan, WY 82801.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)

Common Stock	Lauren Bentley (2)	5,600,000	(2)	34.20%
	30 N. Gould St #4000, Sheridan, WY 82801

Common Stock	Jordan Starkman (3)	2,500,000	(3)	15.30%
	30 N Gould St #4000, Sheridan, WY 82801

Common Stock	Faiyaz Bux (1)	910,000	(1)	5.60%
	22 Oakworth Dr, Bolton, England, BL17BB

Common Stock	George Gallo (1)	1,070,000	(1)	6.53%
	12 Cadetta Rd #1, Brampton, Ontario, L4P0X4

Common Stock	All executive officers and directors as a group	8,100,000		49.50%

(1)	The percent of class is based on 16,376,300 shares of our common stock issued and outstanding as of March 31, 2025.

(2)	Lauren Bentley is the Company’s President and is a director of the Company. Lauren Bentley received 5,600,000 shares of common stock for services rendered.

(3)	Jordan Starkman is the Company’s CFO and is a director of the Company. Jordan Starkman received 2,500,000 shares of common stock for services rendered.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the period from April 3, 2019 (inception) to March 31, 2025 the Company received advances from its officer to pay for operating expenses. The balance due to the officers at March 31, 2025 totaled $116,596 and $69,470 as of March 31, 2024. There are no definitive repayment terms and no interest is accruing on these advances.

The related party transactions for the year ending March 31, 2025 were $15,903 (March 31, 2024: $29,694). The related party transactions is primarily attributed to Lauren Bentley’s consulting fees totaling $7,321 for the year ended March 31, 2025, and rent payable to Jordan Starkman in the amount of $8,582 for the year ended March 31, 2025.

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

	Years Ended March 31,
Category	2025	2024
Audit Fees	$8,000	$12,000
Audit Subsequent Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$8,000	$12,000

Audit Fees

For the Company’s fiscal years ended March 31, 2025, we are expected to be billed approximately $8,000 (2024 $12,000) for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the Company’s fiscal years ended March 31, 2025 and 2024, we were not billed for professional services rendered for tax compliance, tax advice, or tax planning.

All Other Fees

The Company did not incur any other fees for the fiscal years ended March 31, 2025 and 2024.

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
Jordan Starkman Director, Chief Financial Officer, Principal Accounting Officer Dated: July 15, 2025.