Form 10-Q
period 2025-06-30
LSEB Creative Corp.
filed 2025-08-14
CIK 1888740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 14, 2025, there were 16,376,300 shares of the issuer’s common stock issued and outstanding.

Unaudited Consolidated Financial Statements

LSEB Creative Corp.

For the Quarters ending June 30, 2025 and 2024

LSEB Creative Corp.

Consolidated Financial Statements

For the Quarters ending June 30, 2025 and 2024

LSEB Creative Corp.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	June 30,	March 31,
	2025	2025
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets
Cash	95	858
Advances to suppliers	—	—
Accounts Receivable	—	8,067
Inventory	184,006	184,461
Prepayments and Other Receivables [Note 6]	—	—
Total current assets	184,101	193,386

Non-current assets
Equipment, net [Note 7]	2,196	2,374
Total assets	186,297	195,760

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	33,417	20,835
Accrued liabilities	1,728	8,834
Loan from Shareholder	10,000	10,000
Advances from a related party [Note 8]	112,959	116,596
Total current liabilities	158,104	156,265

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, Nil preferred shares outstanding at June 30 2025 (March 31, 2025: Nil),	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 16,376,300 common shares outstanding as at June 30, 2025 (March 31, 2025 : 16,376,300 ) [Note 10]	1,638	1,638
Additional paid-in capital [Note10]	752,402	752,402
Accumulated deficit	(725,847)	(714,545)
Total stockholders’ deficiency	28,193	39,495
Total liabilities and stockholders’ deficiency	186,297	195,760

See accompanying notes

Going concern (Note 3)

Related party transactions (Note 9)

Contingencies and Commitments (Note 11)

Subsequent events (Note 12)

Page | 1

LSEB Creative Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US dollars)

	For the	For the
	Quarter ended	Quarter ended
	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)
	$	$
Sales	1,363	6,282
Cost of Goods Sold	238	2,640
Gross Profit	1,125	3,642
EXPENSES
Advertising & promotion	551	2,712
Consulting expenses	—	21,471
Legal & Professional Fee	6,280	5,365
General & Administrative Expenses	5,782	10,535
Depreciation [Note 7]	178	243
Total operating expenses	12,791	40,326
Net income/ (loss) from operations	(11,666)	(36,684)
Exchange Gain/(Loss)	364	(1,092)
Net income/(loss) from operations before income taxes	(11,302)	(37,776)
Income taxes	—	—
Net income/(loss) for the year	(11,302)	(37,776)

Loss per share, basic and diluted	(0.0007)	(0.0026)

Weighted average number of common shares outstanding	16,024,503	14,701,021

See accompanying notes

Page | 2

LSEB Creative Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Expressed in US dollars)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficiency
		$	$	$	$
March 31, 2025	16,376,300	1,638	752,402	(714,545)	39,495
Stock based Compensation	—	—	—	—	—
Proceeds from shares issued	—	—	—	—	—
Net loss	—	—	—	(11,302)	(11,302)
June 30, 2025	16,376,300	1,638	752,402	(725,847)	28,193

March 31, 2024	15,036,300	1,504	618,536	(554,534)	65,506
Stock based Compensation	20,000	2	1,998	—	2,000
Proceeds from shares issued	—	—	—	—	—
Net loss	—	—	—	(37,776)	(37,776)
June 30, 2024	15,056,300	1,506	620,534	(592,310)	29,730

See accompanying notes

Page | 3

LSEB Creative Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	For the	For the
	Quarter ended	Quarter ended
	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss for the year	(11,302)	(37,776)
Items not affecting cash
Depreciation	178	243
Stock based compensation	—	20,000
Changes in Operating assets & liabilities
Change in accounts receivable	8,067	65
Change in inventory	455	2,868
Change in prepaid and sundry	—	178
Change in accrued liability	(7,106)	(7,518)
Change in accounts payable	12,582	(319)
Net cash provided by (used) in operating activities	2,874	(22,259)

FINANCING ACTIVITIES
Proceeds from Related Parties advances	7,089	780
Repayments of Related Parties advances	(10,726)	3,820
Shares to be issued	—	15,000
Net cash provided by/(used in) financing activities	(3,637)	19,600

Net decrease in cash during the year	(763)	(2,659)
Cash, beginning of year	858	4,448
Cash, end of quarter	95	1,789

See accompanying notes

Page | 4

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending June 30, 2025 and 2024

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
For the Quarters Ending June 30, 2025 and 2024

4.	INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown. The preparation of these financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

As of June 30, 2025, the Company had a cash balance of $95 (March 31, 2025: $858). Cash includes cash on hand and balances with banks.

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

Advertising & Promotions

Advertising costs are recognized as expense in Statement of operations for the period when incurred. For the quarter period ending June 30, 2025, company recognized $551 (June 30, 2024: $2,712).

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
For the Quarters Ending June 30, 2025 and 2024

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

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. The net realizable value is the estimated selling price in the ordinary course of business, less the cost of completion and selling expenses. As of June 30, 2025 the Company has $184,006 in inventory valued at cost. Inventory is finished goods excluding freight costs. The Company periodically reviews its inventories and makes a provision as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of its inventory below its previous estimate, the Company would increase its reserve in the period in which it made such a determination.

In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink reserve accordingly. As of June 30, 2025, the Company has no obsolescence provisions, damage provisions, or shrinkage provisions.

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
For the Quarters Ending June 30, 2025 and 2024

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
For the Quarters Ending June 30, 2025 and 2024

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
For the Quarters Ending June 30, 2025 and 2024

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

On September 1, 2023 the Company executed a further 12 month extension ending August 31, 2024 for USD $800 (CAD $1,000) per month.

On September 1, 2024 the Company executed a further 12 month extension ending August 31, 2025 for USD $800 (CAD $1,000) per month.

7.	EQUIPMENT

	June 30, 2025	March 31, 2025
Cost
Opening	5,692	5,692
Addition		—
Disposal	—	—
Closing	5,692	5,692
Accumulated Depreciation
Opening	3,318	2,450
Depreciation	178	868
Closing	3,496	3,318
Net Book Value	2,196	2,374

8.	ADVANCES FROM A RELATED PARTY & RELATED PARTY TRANSACTIONS

These advances are from a shareholder of the Company. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

	June 30,	March 31,
	2025	2025
	$	$
Jordan Starkman	110,990	113,119
Lauren Bentley	1,969	3,477
TOTAL	112,959	116,596

9.	RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions for the quarter ending June 30, 2025, were $2,204 (June 30, 2024: $4,313). The related party transactions is attributed to rent payable to Jordan Starkman.

Page | 10

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending June 30, 2025 and 2024

10.	STOCKHOLDERS’ DEFICIENCY

Authorized stock

Preferred stock

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001.

Common stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001.

Issued stock

Preferred stock

As at June 30, 2025, the company has not issued any preferred stock.

Common stock

As at June 30, 2025, the company has 16,376,300 shares of common stock issued and outstanding.

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
For the Quarters Ending June 30, 2025 and 2024

11.	CONTINGENCIES AND COMMITMENTS

The Company has entered into a number of Consulting Agreements and pursuant to the Agreements the Company may be required to pay a 2%-3% finder’s fee associated with any new financings as of June 30, 2025. The Company has not been obligated to pay a finder’s fee related to the capital raised as of June 30, 2025.

The Company has no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

12.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 14, 2025, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no subsequent events to report.

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

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the year ended March 31, 2025, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on July 15, 2025.

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

From inception to June 30, 2025 we have incurred an accumulated deficit of $725,847. Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. The Company has recently commenced sales, but has limited operating history. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

As of our year end June 30, 2025, the Company has completed a number of the essential functions outlined above. Our first collection launched in October 2023 in conjunction with the brand’s ecommerce site. For the Company’s second collection, our technical packages, which includes the technical sketches and all specifications on measurements, construction, trim and fabric Bill of Materials, and all additional information the manufacturing company will need, have been completed by an outsourced Technical Designer. This subsequent women’s collection is comprised of six styles in three colorways. The collection has been developed in alignment with our notable quality standard, made possible with the strategic partnership made with the manufacturer. The design ethos of this collection embraces subtle fashion characteristics, effortlessly transitioning from the elevated basics that defined the brand’s well-received leading collection. This release was launched at the end of March 31, 2025 and will mark a significant milestone in the brand’s evolution, further solidifying Lauren Bentley Swimwear’s position in the luxury swimwear market.

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

In September 2024, the Company began research and design stages of expanding its beachwear category, with an emphasis on versatile, high-quality pieces. Lauren Bentley Swimwear intends to introduce cover-ups such as sarongs, a quintessential element of women’s beachwear wardrobes. This versatile item is currently being developed by the brand’s design team with the help of supply and manufacturer partners. Additional cover-ups and new product categories are entering the research and design stages. These steps further solidifying Lauren Bentley Swimwear’s vision to become a comprehensive beachwear lifestyle brand. While these category expansions are an exciting development, the brand is aiming for a release in Fall/Winter 2025, though no definitive timeline has been established. As with all Lauren Bentley Swimwear offerings, the brand remains committed to prioritizing quality throughout the meticulous design, development, and sourcing processes.

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

Since June 30, 2025, and for the next 8 months during our fiscal year 2026, our business will be built across four key growth product categories including: (1) Women’s Swimwear, (2) Men’s Swimwear, (3) Women’s Beachwear, and (4) Accessories. Our growth plan is to achieve $500,000 in net revenues within the first 12 months following fiscal year end March 31, 2025, with majority derived from category (1), Women’s Swimwear. The Company launched the brand in October 2023 with men’s and women’s swimwear, and we have started generating revenue. The Company plans to complete a financing through a private offering for a minimum of $400,000 within the 6-12 months following our June 30, 2025 year-end. We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company.

Within 21 months following our June 30, 2025 quarter-end, our total sales forecast is $1,200,000. This target is comprised of $1,000,000 Women’s Swimwear and Men’s Swimwear categories, and $200,000 Beachwear and Accessories. We anticipate a sales growth rate of approximately 50% per year for our first 3 operational years.

We have estimated that we will incur minimum expenses equal to $25,000 in the first 12 months following our June 30, 2025 quarter-end in order to maintain our business operations. However, if we complete a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $400,000 within 6-12 months following the Company’s June 30, 2025 quarter-end. Any capital raised will be through either a private placement and will result in the issuance of common shares from the Company’s authorized capital.

Working Capital	$74,000
Legal/Accounting/Filings	$25,000
Inventory	$100,000
Advertising and Marketing	$100,000
General Administrative	$10,000
Salaries and Customer Service	$75,000
Telephone	$1,000
Travel	$15,000
Total Expenses	$400,000

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition. In the unlikely scenario that we are not successful in financing our target of $400,000 or above through a private offering within the first 8-month period following our June 30, 2025 quarter-end~~,~~ we will delay the launch of the Women’s Beachwear, and move forward solely with Men’s and Women’s Swimwear.

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements. The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 8 months following our June 30, 2025 quarter-end.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended June 30, 2025 and June 30, 2024, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has recently commenced generating revenue and has an accumulated deficit $725,847 as of June 30, 2025 since its inception and requires capital for its contemplated operational and marketing activities to take place. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, our auditor’s opinion has raised substantial doubt about our ability to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and the implementation of its strategic plans provide the opportunity for the Company to continue as a going concern.

For the three months ended June 30, 2025 and June 30, 2024

Revenue

The Company generated $1,363 in sales during the three month period ended June 30, 2025, and $6,282 for the three month period ended June 30, 2024. The Company launched its new e-commerce platform, laurenbentleyswim.com in October 2023. The Company has received its bulk production from its factory in Portugal in order to generate revenues as the Company expands its operations. The drop in revenue is attributed to the lack of marketing and promotional capital to effectively market the Lauren Bentley Swimwear brand.

Operating Expenses

Operating expenses for the quarter ended June 30, 2025 were $12,791, as compared to $40,326 for the quarter ended June 30, 2024. The lower operating expenses were primarily attributed to a reduction in consulting expenses, and general expenses due to reduced travel expenses.

Net loss

The Company reported a net loss of $11,302 for the quarter ended June 30, 2025, and $37,776 for the quarter ended June 30, 2024, respectively. The ongoing loss was primarily due to the professional fees, and general and administrative expenses related to ongoing operations. In addition, the Company generated minimal sales in the quarter ended June 30, 2025.

During the three months ended June 30, 2025, the Company recorded $0 in consulting fees as compared to $21,471 for the three month period ended June 30, 2025. The Company has decided to limit consulting expenses and focus more on marketing and promotion for the remained of the current fiscal year. In addition, professional fees for the three month period ended June 30, 2025were $6,280 as compared to the three month period ended June 30, 2025 $5,365. The increase in professional fees relates to an increase in the amount of time required for the auditor to value inventory. The Company expects professional and legal fees to remain consistent going forward as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other companies or assets, and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

The Company reported $5,782 in General and Administrative Expenses for the quarter ended June 30, 2025 as compared to $10,535 for the quarter ended June 30, 2025. The decrease in General and Administrative Expenses is primarily attributed to lower travel expenses related to visiting our manufacturer in Porto, Portugal.

The Company has also reported $515 in Advertising and Promotion Expenses for the quarter ended June 30, 2025 as compared to $2,712 for the quarter June 30, 2025. The decrease in Advertising and Promotion Expenses is primarily attributed to the Company bearing the expenses for the website development and campaign shoot in previous quarter periods. The Company expects the Advertising and Promotion Expense to increase going forward as the Company expands its promotion of the Lauren Bentley Swimwear line.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Income Tax

During the period from inception (April 3, 2019) to June 30, 2025, we had no provision for income taxes due to the net operating losses incurred.

Off Balance Sheet Financing

We have no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company has recently started generating revenue and has an accumulated deficit $725,847 as of June 30, 2025. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Period Ended June 30, 2025	Period Ended June 30, 2024
Net Cash Provided by (Used in) Operating Activities	$2,874	$(22,259)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	(3,637)	19,600
Net Increase (Decrease) in Cash	$(763)	$(2,659)

Our cash balance was $95 and $858 as of June 30, 2025, and as of March 31, 2025, respectively. We recorded a net loss of $11,302 for the three month period ended June 30, 2025, and $37,776 for the three month period ended June 30, 2025, respectively.

We believe we can satisfy our cash requirements for the next 6 months. We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 6 months will total approximately $25,000. Legal and accounting expenses of $20,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash balance of $95, additional financing, net sales, and if needed, an advance from our directors, Lauren Bentley and Jordan Starkman. Currently there is no firm loan commitment between the Company and Lauren Bentley and Jordan Starkman in place. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised. The foregoing represents our best estimate of our cash needs based on our current business condition. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. It is currently expected that the Company will spend an additional $250,000 in variable costs relating to marketing and business development that will be funded from future financings.

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

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Jordan Starkman Director, Chief Financial Officer, Principal Accounting Officer Dated: August 14, 2025.