Form 10-Q
period 2025-09-30
LSEB Creative Corp.
filed 2025-11-19
CIK 1888740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 000-56443

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

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value of $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of November 19, 2025, there were 16,376,300 shares of the issuer’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

LSEB Creative Corp.

Unaudited Consolidated Financial Statements

For the Quarters ending September 30, 2025 and 2024

LSEB Creative Corp.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	September 30,	March 31,
	2025	2025
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets
Cash	640	858
Advances to suppliers	–	–
Accounts Receivable	–	8,067
Inventory	180,448	184,461
Prepayments and Other Receivables [Note 6]	–	–
Total current assets	181,088	193,386

Non-current assets
Equipment, net [Note 7]	2,031	2,374
Total assets	183,119	195,760

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	31,669	20,835
Accrued liabilities	2,213	8,834
Loan from Shareholder	10,000	10,000
Advances from a related party [Note 8]	122,557	116,596
Total current liabilities	166,439	156,265

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, Nil preferred shares outstanding at September 30, 2025 (March 31, 2025: Nil),	–	–
Common stock, $0.0001 par value, 500,000,000 shares authorized, 16,376,300 common shares outstanding as at September 30, 2025 (March 31, 2025: 16,376,300 ) [Note 10]	1,638	1,638
Additional paid-in capital [Note 10]	752,402	752,402
Accumulated deficit	(737,360)	(714,545)
Total stockholders’ deficiency	16,680	39,495
Total liabilities and stockholders’ deficiency	183,119	195,760

See accompanying notes

Going concern (Note 3)

Related party transactions (Note 9)

Contingencies and Commitments (Note 11)

Subsequent events (Note 12)

LSEB Creative Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US dollars)

	For the	For the	For the	For the
	Quarter ended	Quarter ended	Six months ended	Six months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Sales	13,168	2,574	14,531	8,856
Cost of Goods Sold	2,749	1,061	2,987	3,701
Gross Profit	10,419	1,513	11,544	5,155
EXPENSES
Advertising & promotion	4,880	5,435	5,431	8,147
General & Administrative Expenses	9,683	9,485	15,465	20,020
Consulting Expenses	91	21,713	91	43,184
Legal & Professional Fee	6,228	15,915	12,508	21,280
Depreciation [Note 7]	165	225	343	468
Total operating expenses	21,047	52,773	33,838	93,099

Net income/ (loss) from operations	(10,628)	(51,260)	(22,294)	(87,944)
Exchange Gain/(Loss)	(885)	1,700	(521)	608
Net income/(loss) from operations before income taxes	(11,513)	(49,560)	(22,815)	(87,336)
Income taxes	–	–	–	–
Net income/(loss) for the year	(11,513)	(49,560)	(22,815)	(87,336)

Loss per share, basic and diluted	(0.0007)	(0.0033)	(0.0014)	(0.0059)

Weighted average number of common shares outstanding	16,331,653	14,916,228	16,331,653	14,916,228

See accompanying notes

LSEB Creative Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Expressed in US dollars)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficiency
		$	$	$	$
March 31, 2025	16,376,300	1,638	752,402	(714,545)	39,495
Stock based Compensation	–	–	–	–	–
Proceeds from shares issued	–	–	–	–	–
Net loss	–	–	–	(11,302)	(11,302)
June 30, 2025	16,376,300	1,638	752,402	(725,847)	28,193
Stock based Compensation	–	–	–	–	–
Proceeds from shares issued	–	–	–	–	–
Net loss	–	–	–	(11,513)	(11,513)
September 30, 2025	16,376,300	1,638	752,402	(737,360)	16,680

March 31, 2024	15,036,300	1,504	618,536	(554,534)	65,506
Stock based Compensation	20,000	2	1,998	–	2,000
Proceeds from shares issued	–	–	–	–	–
Net loss	–	–	–	(37,776)	(37,776)
June 30, 2024	15,056,300	1,506	620,534	(592,310)	29,730
Stock based Compensation	400,000	40	39,960	–	40,000
Proceeds from shares issued	230,000	23	22,977	–	23,000
Net loss	–	–	–	(49,560)	(49,560)
September 30, 2024	15,686,300	1,569	683,471	(641,870)	98,096

See accompanying notes

LSEB Creative Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	For the	For the
	Six months ended	Six months ended
	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss for the year	(22,815)	(87,336)
Items not affecting cash
Depreciation	343	468
Stock based compensation	–	42,000
Changes in Operating assets & liabilities
Change in accounts receivable	8,067	(52)
Change in inventory	4,013	4,295
Change in prepaid and sundry	–	178
Change in advances to suppliers	–	–
Change in accrued liability	(6,621)	(7,251)
Change in accounts payable	10,834	10,892
Net cash provided by (used) in operating activities	(6,179)	(36,806)

FINANCING ACTIVITIES
Proceeds from Related Parties advances	18,783	(449)
Repayments of Related Parties advances	(12,822)	13,795
Issue of common stock, net of issuance costs	–	23,000
Shares to be issued	–	(2,000)
Net cash provided by/(used in) financing activities	5,961	34,346

Net decrease in cash during the year	(218)	(2,460)
Cash, beginning of year	858	4,448
Cash, end of quarter	640	1,988

See accompanying notes

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending September 30, 2025 and 2024

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
For the Quarters Ending September 30, 2025 and 2024

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

Cash

As of September 30, 2025, the Company had a cash balance of $640 (March 31, 2025: $858). Cash includes cash on hand and balances with banks.

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

Advertising & Promotions

Advertising costs are recognized as expense in Statement of operations for the period when incurred. For the six months ended September 30, 2025, company recognized $5,431 (September 30, 2024: $8,147).

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
For the Quarters Ending September 30, 2025 and 2024

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

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. The net realizable value is the estimated selling price in the ordinary course of business, less the cost of completion and selling expenses. As of September 30, 2025 the Company has $180,448 in inventory valued at cost. Inventory is finished goods excluding freight costs. The Company periodically reviews its inventories and makes a provision as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of its inventory below its previous estimate, the Company would increase its reserve in the period in which it made such a determination.

In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink reserve accordingly. As of September 30, 2025, the Company has no obsolescence provisions, damage provisions, or shrinkage provisions.

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
For the Quarters Ending September 30, 2025 and 2024

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued.)

Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

•	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

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

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending September 30, 2025 and 2024

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued.)

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC-606 by,

•	identifying the contract(s) with a customer,

•	identifying the performance obligations in the contract,

•	determining the transaction price,

•	allocating the transaction price to the performance obligations in the contract and

•	recognizing revenue when the performance obligation is satisfied.

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

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending September 30, 2025 and 2024

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued.)

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
For the Quarters Ending September 30, 2025 and 2024

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

On September 1, 2023 the Company executed a further 12 month extension ending August 31, 2024 for USD $800 (CAD $1,000) per month.

On September 1, 2024 the Company executed a further 12 month extension ending August 31, 2025 for USD $800 (CAD $1,000) per month.

7.	EQUIPMENT

	September 30, 2025	March 31, 2025
	$	$
Cost
Opening	5,692	5,692
Addition	–	–
Disposal	–	–
Closing	5,692	5,692

Accumulated Depreciation
Opening	3,318	2,450
Depreciation	343	868
Closing	3,661	3,318

Net Book Value	2,031	2,374

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending September 30, 2025 and 2024

8.	ADVANCES FROM A RELATED PARTY & RELATED PARTY TRANSACTIONS

These advances are from a shareholder of the Company. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

	September 30,	March 31,
	2025	2025
	$	$
Jordan Starkman	119,958	113,119
Lauren Bentley	2,599	3,477
TOTAL	122,557	116,596

9.	RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions for the quarter ending September 30, 2025, were $5,961 (September 30, 2024: $4,000). The related party transactions is attributed to rent payable to Jordan Starkman, promotional expenses, and general and administrative expenses.

10.	STOCKHOLDERS’ DEFICIENCY

Authorized stock

Preferred stock

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001.

Common stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001.

Issued stock

Preferred stock

As at September 30, 2025, the company has not issued any preferred stock.

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending September 30, 2025 and 2024

10.	STOCKHOLDERS’ DEFICIENCY (Continued.)

Common stock

As at September 30, 2025, the company has 16,376,300 shares of common stock issued and outstanding.

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
For the Quarters Ending September 30, 2025 and 2024

11.	CONTINGENCIES AND COMMITMENTS

The Company has entered into a number of Consulting Agreements and pursuant to the Agreements the Company may be required to pay a 2%-3% finder’s fee associated with any new financings as of September 30, 2025. The Company has not been obligated to pay a finder’s fee related to the capital raised as of September 30, 2025.

The Company has no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

12.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November 19, 2025, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no subsequent events to report.

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

LSEB is dedicated to being a dominant provider of luxury swimwear globally, and known for:

•	Highest quality products and services

•	Accurate, efficient and quality customer service

•	Honesty, integrity and continually adding value to its customers, partners and associates.

From inception to September 30, 2025 we have incurred an accumulated deficit of $737,360. Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. The Company has recently commenced sales, but has limited operating history. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Market Conditions and Trends

Across all markets, our business continues to be negatively influenced by macroeconomic conditions, including trade policies, shifting consumer demand, inflation, foreign currency fluctuations, and geopolitical instability. These factors have had varying effects across our markets and are expected to continue to impact our business throughout 2025 and beyond.

Import Tariffs

On April 2, 2025, the United States announced the implementation of a 10% baseline tariff on imports from nearly all countries with higher country-specific tariff rates scheduled to begin April 9, 2025. The implementation of country-specific tariffs was subsequently delayed to allow negotiations. Certain countries, including Vietnam, have announced trade deals with the United States and most negotiated tariff rates are higher than the 10% baseline rate. There has been significant volatility in U.S. tariff and customs policy, and trade negotiations between the United States and other countries are ongoing.

The United States also approved the One Big Beautiful Bill Act on July 4, 2025, which removed the de minimis exemption for low value shipments imported into the United States in 2027. On July 30, 2025, the President of the United States issued an executive order removing the de minimis exemption for all countries beginning August 29, 2025.

These changes in the tariff landscape, including the de minimis removal, are expected to have a significant adverse effect on our business and results of operation. The countries from which we source the majority of our products are now subject to higher tariffs on imports into the United States. Further, the majority of our sales to U.S. e-commerce guests are currently fulfilled from distribution center in Canada, and historically a significant proportion of these orders qualified for the de minimis exemption. The removal of this exemption increases the cost of fulfilling those orders, and we anticipate a significant reduction in our gross margin and operating margin.

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

•	Early adoption of developments in fabric and production technologies or trend

•	Expansion of product categories

•	Consistent, innovative marketing campaigns

•	Adopting latest technologies as they pertain to marketing and eCommerce

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

As of our quarter-end September 30, 2025, the Company has completed a number of the essential functions outlined above. Our first collection launched in October 2023 in conjunction with the brand’s ecommerce site. For the Company’s second collection, our technical packages, which includes the technical sketches and all specifications on measurements, construction, trim and fabric Bill of Materials, and all additional information the manufacturing company will need, have been completed by an outsourced Technical Designer. This subsequent women’s collection is comprised of six styles in three colorways. The collection has been developed in alignment with our notable quality standard, made possible with the strategic partnership made with the manufacturer. The design ethos of this collection embraces subtle fashion characteristics, effortlessly transitioning from the elevated basics that defined the brand’s well-received leading collection. This release was launched at the end of March 31, 2025 and will mark a significant milestone in the brand’s evolution, further solidifying Lauren Bentley Swimwear’s position in the luxury swimwear market.

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

In September 2024, the Company began research and design stages of expanding its beachwear category, with an emphasis on versatile, high-quality pieces. Lauren Bentley Swimwear intends to introduce cover-ups such as sarongs, a quintessential element of women’s beachwear wardrobes. This versatile item is currently being developed by the brand’s design team with the help of supply and manufacturer partners. Additional cover-ups and new product categories are entering the research and design stages. These steps further solidifying Lauren Bentley Swimwear’s vision to become a comprehensive beachwear lifestyle brand. While these category expansions are an exciting development, the brand is aiming for a release in Summer 2026, though no definitive timeline has been established. As with all Lauren Bentley Swimwear offerings, the brand remains committed to prioritizing quality throughout the meticulous design, development, and sourcing processes.

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

Pursuant to the Consulting Agreement, the Company agrees to compensate Beyond Media up to $250,000 with periodic payments over a period of three (3) months, unless otherwise extended by mutual agreement of the parties, commencing October 17, 2024. The Company has paid a fee of approximately $15,000 as of the date of this release for the services to Beyond Media.

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

Since September 30, 2025, and for the next 6 months during our fiscal year 2026, our business will be built across four key growth product categories including: (1) Women’s Swimwear, (2) Men’s Swimwear, (3) Women’s Beachwear, and (4) Accessories. Our growth plan is to achieve $500,000 in net revenues within the first 12 months following fiscal year end March 31, 2025, with majority derived from category (1), Women’s Swimwear. The Company launched the brand in October 2023 with men’s and women’s swimwear, and we have started generating revenue. The Company plans to complete a financing through a private offering for a minimum of $400,000 within the 6-12 months following our September 30, 2025 quarter-end. We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company.

Within 18 months following our September 30, 2025 quarter-end, our total sales forecast is $1,200,000. This target is comprised of $1,000,000 Women’s Swimwear and Men’s Swimwear categories, and $200,000 Beachwear and Accessories. We anticipate a sales growth rate of approximately 50% per year for our first 3 operational years.

We have estimated that we will incur minimum expenses equal to $25,000 in the first 12 months following our September 30, 2025 quarter-end in order to maintain our business operations. However, if we complete a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $400,000 within 6-12 months following the Company’s September 30, 2025 quarter-end. Any capital raised will be through either a private placement and will result in the issuance of common shares from the Company’s authorized capital.

$
Working Capital	74,000
Legal/Accounting/Filings	25,000
Inventory	100,000
Advertising and Marketing	100,000
General Administrative	10,000
Salaries and Customer Service	75,000
Telephone	1,000
Travel	15,000
Total Expenses	400,000

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition. In the unlikely scenario that we are not successful in financing our target of $400,000 or above through a private offering within the first 6-month period following our September 30, 2025 quarter-end~~,~~ we will delay the launch of the Women’s Beachwear, and move forward solely with Men’s and Women’s Swimwear.

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements. The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 6 months following our September 30, 2025 quarter-end.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended September 30, 2025 and September 30, 2024, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has recently commenced generating revenue and has an accumulated deficit $737,360 as of September 30, 2025 since its inception and requires capital for its contemplated operational and marketing activities to take place. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, our auditor’s opinion has raised substantial doubt about our ability to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and the implementation of its strategic plans provide the opportunity for the Company to continue as a going concern.

For the six months ended September 30, 2025 and September 30, 2024

Revenue

The Company generated $13,168 in sales during the three month period ended September 30, 2025, and for the three month period ended September 30, 2024 the Company generated $2,574 in sales. For the six month period ended September 30, 2025 the Company generated $14,531 in sales, and for the six month period ended September 30, 2024 the Company achieved sales of $8,856. For the first six months of 2025, the Company recorded a 64% increase in revenue from the six month period ended September 30, 2024. This increase is primarily attributed to an increase in promotional and marketing activities such as pop-ups and collaborative events for the Lauren Bentley Swimwear brand.

Operating Expenses

Operating expenses for the quarter ended September 30, 2025 were $21,047, as compared to $52,773 for the quarter ended September 30, 2024. Operating expenses for the six month period ended September 30, 2025 were $33,838, as compared to $93,099 for the six month period ended September 30, 2024. The operating expenses were primarily attributed to ongoing promotional and advertising expenses, general and administrative expenses, and professional fees related to the Company’s yearly audit and quarterly reviews. The lower operating expenses in 2025 were primarily attributed to a reduction in consulting expenses, and professional fees, in addition to lower travel related expenses.

Net loss

The Company reported a net loss of $11,513 for the quarter ended September 30, 2025, and $49,560 for the quarter ended September 30, 2024, respectively. The Company reported a net loss of $22,815 for the six months ended September 30, 2025, and $87,336 for the six months ended September 30, 2024, respectively. The net loss from September 30, 2025 to September 30, 2024 represents an almost 75% drop due to the Company’s increase in gross profit and the Company’s ability to limit consulting fees and lower professional fees. The ongoing loss was primarily due to the professional fees and general and administrative expenses related to ongoing operations.

During the three months ended September 30, 2025, the Company recorded $91 in consulting fees as compared to $21,713 for the three month period ended September 30, 2024. During the six months ended September 30, 2025, the Company recorded $91 in consulting fees as compared to $43,184 for the six month period ended September 30, 2024. In addition, professional fees for the three month period ended September 30, 2025 were $6,228 as compared to the three month period ended September 30, 2024 $15,915. Professional fees for the six month period ended September 30, 2025 were $12,508 as compared to the six month period ended September 30, 2024 $21,280. The decrease in professional fees and consulting fees relates to lower auditing fees of inventory as well as the Company’s desire to limit consulting services. The Company expects professional and legal fees to remain consistent going forward as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other companies or assets, and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

The Company reported $9,683 in General and Administrative Expenses for the quarter ended September 30, 2025 as compared to $9,485 for the quarter ended September 30, 2024. During the six months ended September 30, 2025, the Company recorded $15,465 in General and Administrative Expenses as compared to $20,020 for the six month period ended September 30, 2024. The decrease in General and Administrative Expenses is primarily attributed to lower travel expenses related to visiting our manufacturer in Porto, Portugal.

The Company has also reported $4,880 in Advertising and Promotion Expenses for the quarter ended September 30, 2025 as compared to $5,435 for the quarter September 30, 2024. During the six months ended September 30, 2025, the Company recorded $5,431 in Advertising and Promotion Expenses as compared to $8,147 for the six month period ended September 30, 2024.The Advertising and Promotion Expenses are fairly consistent and the Company expects the Advertising and Promotion Expense to increase going forward as the Company expands its promotion of the Lauren Bentley Swimwear line.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Income Tax

During the period from inception (April 3, 2019) to September 30, 2025, we had no provision for income taxes due to the net operating losses incurred.

Off Balance Sheet Financing

We have no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company has recently started generating revenue and has an accumulated deficit $737,360 as of September 30, 2025. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Period Ended September 30, 2025 $	Period Ended September 30, 2024 $
Net Cash Provided by (Used in) Operating Activities	(6,179)	(36,806)
Net Cash Used in Investing Activities	–	–
Net Cash Provided by (Used in) Financing Activities	5,961)	34,346
Net Increase (Decrease) in Cash	(218)	(2,460)

Our cash balance was $640 and $858 as of September 30, 2025, and as of March 31, 2025, respectively. We recorded a net loss of $11,513 for the three month period ended September 30, 2025, and $49,560 for the three month period ended September 30, 2024, respectively. The Company recorded a net loss of $22,815 for the six month period ended September 30, 2025, and $87,336 for the six month period ended September 30, 2024, respectively.

We believe we can satisfy our cash requirements for the next 6 months. We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 6 months will total approximately $25,000. Legal and accounting expenses of $20,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash balance of $640, additional financing, net sales, and if needed, an advance from our directors, Lauren Bentley and Jordan Starkman. Currently there is no firm loan commitment between the Company and Lauren Bentley and Jordan Starkman in place. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised. The foregoing represents our best estimate of our cash needs based on our current business condition. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. It is currently expected that the Company will spend an additional $250,000 in variable costs relating to marketing and business development that will be funded from future financings.

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

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

Not required for Smaller Reporting Companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
Jordan Starkman Director, Chief Financial Officer, Principal Accounting Officer Dated: November 19, 2025

