Form 10-Q
period 2025-12-31
LSEB Creative Corp.
filed 2026-02-23
CIK 1888740

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2025

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

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value of $0.0001

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of February 23, 2026, there were 16,376,300 shares of the issuer’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

LSEB Creative Corp.
Unaudited Consolidated Financial Statements Consolidated Financial Statements

For the Quarters ending December 31, 2025 and 2024

LSEB Creative Corp.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets
Cash	9,595	858
Advances to suppliers [Note 6]	–	–
Accounts Receivable	–	8,067
Inventory	180,151	184,461
Prepayments and Other Receivables [Note 6]	–	–
Total current assets	189,746	193,386

Non-current assets
Equipment, net [Note 7]	1,879	2,374
Total assets	191,625	195,760

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	34,407	20,835
Accrued liabilities	–	8,834
Loan from Shareholder	10,000	10,000
Advances from a related party [Note 8]	158,191	116,596
Total current liabilities	202,598	156,265

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, Nil preferred shares outstanding at December 31 2025 (March 31, 2025: Nil),	–	–
Common stock, $0.0001 par value, 500,000,000 shares authorized, 16,376,300 common shares outstanding as at December 31, 2025 (March 31, 2025 : 16,376,300 ) [Note 10]	1,638	1,638
Additional paid-in capital [Note 10]	752,402	752,402
Accumulated deficit	(765,013)	(714,545)
Total stockholders’ deficiency	(10,973)	39,495
Total liabilities and stockholders’ deficiency	191,625	195,760

See accompanying notes

Going concern (Note 3)

Related party transactions (Note 9)

Contingencies and Commitments (Note 11)

Subsequent events (Note 12)

LSEB Creative Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US dollars)

	For the	For the	For the	For the
	Quarter ended	Quarter ended	Nine months ended	Nine months ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Sales	1,004	3,272	15,535	12,128
Cost of Goods Sold	234	1,322	3,221	5,023
Gross Profit	770	1,950	12,314	7,105
EXPENSES
Advertising & promotion	6,532	16,175	11,963	24,322
General & Administrative Expenses	4,675	7,738	20,140	27,758
Consulting Expenses	10,716	3,191	10,807	46,375
Legal & Professional Fee	5,741	28,344	18,249	49,624
Depreciation [Note 7]	152	208	495	676
Total operating expenses	27,816	55,656	61,654	148,755

Net income/ (loss) from operations	(27,046)	(53,706)	(49,340)	(141,650)
Exchange Gain/(Loss)	(607)	(4,171)	(1,128)	(3,563)
Net income/(loss) from operations before income taxes	(27,653)	(57,877)	(50,468)	(145,213)
Income taxes	–	–	–	–
Net income/(loss) for the period	(27,653)	(57,877)	(50,468)	(145,213)

Loss per share, basic and diluted	(0.0017)	(0.0038)	(0.0031)	(0.0095)

Weighted average number of common shares outstanding	16,376,300	15,302,201	16,376,300	15,302,201

See accompanying notes

LSEB Creative Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Expressed in US dollars)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficiency
		$	$	$	$
March 31, 2025	16,376,300	1,638	752,402	(714,545)	39,495
Stock based Compensation	–	–	–	–	–
Proceeds from shares issued	–	–	–	–	–
Net loss	–	–	–	(11,302)	(11,302)
June 30, 2025	16,376,300	1,638	752,402	(725,847)	28,193
Stock based Compensation	–	–	–	–	–
Proceeds from shares issued	–	–	–	–	–
Net loss	–	–	–	(11,513)	(11,513)
September 30, 2025	16,376,300	1,638	752,402	(737,360)	16,680
Stock based Compensation	–	–	–	–	–
Proceeds from shares issued	–	–	–	–	–
Net loss	–	–	–	(27,653)	(27,653)
December 31, 2025	16,376,300	1,638	752,402	(765,013)	(10,973)

March 31, 2024	15,036,300	1,504	618,536	(554,534)	65,506
Stock based Compensation	20,000	2	1,998	–	2,000
Proceeds from shares issued	–	–	–	–	–
Net loss	–	–	–	(37,776)	(37,776)
June 30, 2024	15,056,300	1,506	620,534	(592,310)	29,730
Stock based Compensation	400,000	40	39,960	–	40,000
Proceeds from shares issued	230,000	23	22,977	–	23,000
Net loss	–	–	–	(49,560)	(49,560)
September 30, 2024	15,686,300	1,569	683,471	(641,870)	43,170
Stock based Compensation	–	–	–	–	–
Proceeds from shares issued	690,000	69	68,931	–	69,000
Net loss	–	–	–	(57,877)	(57,877)
December 31, 2024	16,376,300	1,638	752,402	(699,747)	54,293

See accompanying notes

LSEB Creative Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	For the	For the
	Nine months ended	Nine months ended
	December 31, 2025	December 31, 2024
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss for the period	(50,468)	(145,213)
Items not affecting cash
Depreciation	495	676
Stock based compensation	–	42,000
Changes in Operating assets & liabilities
Change in accounts receivable	8,067	145
Change in inventory	4,310	3,884
Change in prepaid and sundry	–	178
Change in advances to suppliers	–	(15,509)
Change in accrued liability	(8,834)	(7,251)
Change in accounts payable	13,572	12,791
Net cash provided by (used) in operating activities	(32,858)	(108,299)

FINANCING ACTIVITIES
Proceeds from Related Parties advances	56,012	14,955
Repayments of Related Parties advances	(14,417)	–
Issue of common stock, net of issuance costs	–	92,000
Shares to be issued	–	(2,000)
Net cash provided by/(used in) financing activities	41,595	104,955

Net increase (decrease) in cash during the period	8,737	(3,344)
Cash, beginning of year	858	4,448
Cash, end of quarter	9,595	1,104

See accompanying notes

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending December 31, 2025 and 2024

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

There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these unaudited financial statements. The company has experienced recurring losses that raise substantial doubt about its ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending December 31, 2025 and 2024

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

Cash

As of December 31, 2025, the Company had a cash balance of $9,595 (March 31, 2025: $858). Cash includes cash on hand and balances with banks.

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

Advertising & Promotions

Advertising costs are recognized as expense in Statement of operations for the period when incurred. For the quarter period ending December 31, 2025, company recognized $6,532 (December 31, 2024: $16,175).

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
For the Quarters Ending December 31, 2025 and 2024

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

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. The net realizable value is the estimated selling price in the ordinary course of business, less the cost of completion and selling expenses. As of December 31, 2025 the Company has $180,151 in inventory valued at cost. Inventory is finished goods excluding freight costs. The Company periodically reviews its inventories and makes a provision as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of its inventory below its previous estimate, the Company would increase its reserve in the period in which it made such a determination.

In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink reserve accordingly. As of December 31, 2025, the Company has no obsolescence provisions, damage provisions, or shrinkage provisions.

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
For the Quarters Ending December 31, 2025 and 2024

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
For the Quarters Ending December 31, 2025 and 2024

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
For the Quarters Ending December 31, 2025 and 2024

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

On September 1, 2023 the Company executed a further 12 month extension ending August 31, 2024 for USD $800 (CAD $1,000) per month.

On September 1, 2024 the Company executed a further 12 month extension ending August 31, 2025 for USD $800 (CAD $1,000) per month.

7.	EQUIPMENT

	December 31, 2025	March 31, 2025
	$	$
Cost
Opening	5,692	5,692
Addition	–	–
Disposal	–	–
Closing	5,692	5,692

Accumulated Depreciation
Opening	3,318	2,450
Depreciation	495	868
Closing	3,813	3,318

Net Book Value	1,879	2,374

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending December 31, 2025 and 2024

8.	ADVANCES FROM A RELATED PARTY & RELATED PARTY TRANSACTIONS

These advances are from a shareholder of the Company. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

	December 31,	March 31,
	2025	2025
	$	$
Jordan Starkman	145,140	113,119
Lauren Bentley	13,051	3,477
TOTAL	158,191	116,596

9.	RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions for the quarter ending December 31, 2025, were $10,716 (December 31, 2024: $6,190). The related party transactions is attributed to consulting fess to be paid to Lauren Bentley.

10.	STOCKHOLDERS’ DEFICIENCY

Authorized stock

Preferred stock

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001.

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending December 31, 2025 and 2024

10.	STOCKHOLDERS’ DEFICIENCY (Continued.)

Common stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001.

Issued stock

Preferred stock

As at December 31, 2025, the company has not issued any preferred stock.

Common stock

As at December 31, 2025, the company has 16,376,300 shares of common stock issued and outstanding.

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
For the Quarters Ending December 31, 2025 and 2024

11.	CONTINGENCIES AND COMMITMENTS

The Company has entered into a number of Consulting Agreements and pursuant to the Agreements the Company may be required to pay a 2%-3% finder’s fee associated with any new financings as of December 31, 2025. The Company has not been obligated to pay a finder’s fee related to the capital raised as of December 31, 2025.

The Company has no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

12.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to February 23, 2026, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are the following subsequent events to report:

On February 4, 2026, LSEB Creative Corp. filed Articles of Amendment with the Wyoming Secretary of State whereby the Board of Directors were expressly authorized, subject to limitations prescribed by law, to provide for the issuance of shares of Preferred Stock in one or more series, and by filing a certificate of designation or amendment pursuant to the Wyoming Business Corporation Act, to fix, before issuance, the designation, the number of shares constituting each series, powers, preferences, and relative, participating, optional, or other special rights, and the qualifications, limitations, or restrictions thereof, of each series of Preferred Stock.

In addition, the Board of Directors approved a Certificate of Designation for Series A Convertible Preferred Stock. This newly designation class of preferred stock consists of one million (1,000,000) shares, par value $.0001 per share. Each holder of Series A Convertible Stock may from time to time, convert any or all of such holder’s shares of Series A Preferred into fully paid and non-assessable shares of common stock of the Company in an amount equal to 100 shares of the Company’s common stock. Series A Preferred votes together with common stock and is entitled to one hundred (100) votes of common stock for each preferred share held. In any liquidation, holders of Series A Preferred shares will not have any priority or preference with respect to any distribution of any assets of the Company. Shares of Series A Preferred have no dividend rights, and except as otherwise required by law, holders of Preferred Stock shall have no preemptive rights. The State of Wyoming has yet to process the amendment.

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

From inception to December 31, 2025 we have incurred an accumulated deficit of $765,013. Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. The Company has recently commenced sales, but has limited operating history. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

These changes in the tariff landscape, including the de minimis removal, are expected to have a significant adverse effect on our business and results of operation. The countries from which we source the majority of our products are now subject to higher tariffs on imports into the United States. Further, the majority of our sales to U.S. e-commerce guests are currently fulfilled from distribution center in Canada, and historically a significant proportion of these orders qualified for the de minimis exemption. The removal of this exemption increases the cost of fulfilling those orders, and we anticipate a significant reduction in our sales, gross margin and operating margin.

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

As of our quarter-end December 31, 2025, the Company has completed a number of the essential functions outlined above. Our first collection launched in October 2023 in conjunction with the brand’s ecommerce site. For the Company’s second collection, our technical packages, which includes the technical sketches and all specifications on measurements, construction, trim and fabric Bill of Materials, and all additional information the manufacturing company will need, have been completed by an outsourced Technical Designer. This subsequent women’s collection is comprised of six styles in three colorways. The collection has been developed in alignment with our notable quality standard, made possible with the strategic partnership made with the manufacturer. The design ethos of this collection embraces subtle fashion characteristics, effortlessly transitioning from the elevated basics that defined the brand’s well-received leading collection. This release was launched at the end of March 31, 2025 and will mark a significant milestone in the brand’s evolution, further solidifying Lauren Bentley Swimwear’s position in the luxury swimwear market.

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

Since December 31, 2025, and for the next 15 months during our fiscal year 2026 and 2027, our business will be built across four key growth product categories including: (1) Women’s Swimwear, (2) Men’s Swimwear, (3) Women’s Beachwear, and (4) Accessories. Our growth plan is to achieve $500,000 in net revenues by our fiscal year end March 31, 2027, with majority derived from category (1), Women’s Swimwear. The Company launched the brand in October 2023 with men’s and women’s swimwear, and we have started generating revenue. The Company plans to complete a financing through a private offering for a minimum of $400,000 within the 6-12 months following our December 31, 2025 quarter-end. We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company.

Our total sales forecast by our fiscal year end March 31, 2028 is expected to be approximately $1,200,000. This target is comprised of $1,000,000 Women’s Swimwear and Men’s Swimwear categories, and $200,000 Beachwear and Accessories. We anticipate a sales growth rate of approximately 50% per year following our first 3 operational years.

We have estimated that we will incur minimum expenses equal to $25,000 in the first 15 months following our December 31, 2025 quarter-end in order to maintain our business operations. However, if we complete a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $400,000 within 6-12 months following the Company’s December 31, 2025 quarter-end. Any capital raised will be through either a private placement and will result in the issuance of common shares from the Company’s authorized capital.

Working Capital	$74,000
Legal/Accounting/Filings	$25,000
Inventory	$100,000
Advertising and Marketing	$100,000
General Administrative	$10,000
Salaries and Customer Service	$75,000
Telephone	$1,000
Travel	$15,000
Total Expenses	$400,000

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition. In the unlikely scenario that we are not successful in financing our target of $400,000 or above through a private offering within the first 6-month period following our December 31, 2025 quarter-end~~,~~ we will delay the launch of the Women’s Beachwear, and move forward solely with Men’s and Women’s Swimwear.

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements. The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 6 months following our December 31, 2025 quarter-end.

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

The Company is in the initial stages of executing its plan to qualify for an uplist to Nasdaq and there is no guarantee it will be successful in meeting the listing requirements or qualifying for a listing on the Nasdaq exchange. As of the date of this quarterly filing there has been limited progress on the capital raise, and the Company is uncertain if the events will take place in the future.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months and nine months ended December 31, 2025 and December 31, 2024, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has recently commenced generating revenue and has an accumulated deficit $765,013 as of December 31, 2025 since its inception and requires capital for its contemplated operational and marketing activities to take place. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, our auditor’s opinion has raised substantial doubt about our ability to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and the implementation of its strategic plans provide the opportunity for the Company to continue as a going concern.

For the nine months ended December 31, 2025 and December 31, 2024

Revenue

The Company generated $1,004 in sales during the three month period ended December 31, 2025, and $3,272 for the three month period ended December 31, 2024. For the nine month period ended December 31, 2025 the Company generated $15,535 in sales, and for the nine month period ended December 31, 2024 the Company generated $12,128 in sales.

For the first nine months of fiscal year 2025, the Company recorded a 22% increase in revenue from 2024. This increase in sales is primarily attributed to an increase in promotional and marketing activities such as pop-ups and collaborative events for the Lauren Bentley Swimwear brand.

Operating Expenses

Operating expenses for the quarter ended December 31, 2025 were $27,816, as compared to $55,656 for the quarter ended December 31, 2024. Operating expenses for the nine month period ended December 31, 2025 were $61,654, as compared to $148,755 for the nine month period ended December 31, 2024. The operating expenses were primarily attributed to ongoing promotional and advertising expenses, general and administrative expenses, and professional fees related to the Company’s yearly audit and quarterly reviews. The lower operating expenses in 2025 were primarily attributed to a reduction in consulting expenses, and professional fees, in addition to lower travel related expenses.

Net loss

The Company reported a net loss of $27,653 for the quarter ended December 31, 2025, and $57,877 for the quarter ended December 31, 2024, respectively. The Company reported a net loss of $50,468 for the nine months ended December 31, 2025, and $145,213 for the nine months ended December 31, 2024, respectively. The net loss for the nine month ended December 31, 2025 compared to December 31, 2024 represents approximately a 65% drop due to the Company’s increase in gross profit and the Company’s ability to limit consulting fees and lower professional fees. The ongoing loss was primarily due to the professional fees and general and administrative expenses related to ongoing operations.

During the three months ended December 31, 2025, the Company recorded $10,716 in consulting fees as compared to $3,191 for the three month period ended December 31, 2024. The consulting fees were related to fees to be paid to Lauren Bentley. During the nine months ended December 31, 2025, the Company recorded $10,807 in consulting fees as compared to $46,375 for the nine month period ended December 31, 2024. In addition, professional fees for the three month period ended December 31, 2025 were $5,741 as compared to the three month period ended December 31, 2024 $28,344. Professional fees for the nine month period ended December 31, 2025 were $18,249 as compared to the nine month period ended December 31, 2024 $49,624. The decrease in professional fees and consulting fees relates to lower auditing fees of inventory as well as the Company’s desire to limit consulting services. The Company expects professional and legal fees to remain consistent going forward as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other companies or assets, and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

The Company reported $4,675 in General and Administrative Expenses for the quarter ended December 31, 2025 as compared to $7,738 for the quarter ended December 31, 2024. During the nine months ended December 31, 2025, the Company recorded $20,140 in General and Administrative Expenses as compared to $27,758 for the nine month period ended December 31, 2024. The decrease in General and Administrative Expenses is primarily attributed to lower travel expenses related to visiting our manufacturer in Porto, Portugal, however the Company expects to attend various trade shows in the future which could increase the travel expenses going forward.

The Company has also reported $6,532 in Advertising and Promotion Expenses for the quarter ended December 31, 2025 as compared to $16,175 for the quarter December 31, 2024. During the nine months ended December 31, 2025, the Company recorded $11,963 in Advertising and Promotion Expenses as compared to $24,322 for the nine month period ended December 31, 2024. The Advertising and Promotion Expenses dropped significantly due to limited capital available for promotion, but the Company expects the Advertising and Promotion Expense to increase going forward as the Company expands its promotion of the Lauren Bentley Swimwear line.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Income Tax

During the period from inception (April 3, 2019) to December 31, 2025, we had no provision for income taxes due to the net operating losses incurred.

Off Balance Sheet Financing

We have no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company has recently started generating revenue and has an accumulated deficit $765,013 as of December 31, 2025. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Period Ended December 31, 2025 $	Period Ended December 31, 2024 $
Net Cash Provided by (Used in) Operating Activities	(32,858)	(108,299)
Net Cash Used in Investing Activities	–	–
Net Cash Provided by (Used in) Financing Activities	41,595	104,955
Net Increase (Decrease) in Cash	8,737	(3,344)

Our cash balance was $9,595 and $858 as of December 31, 2025, and as of March 31, 2025, respectively. We recorded a net loss of $27,653 for the three month period ended December 31, 2025, and $57,877 for the three month period ended December 31, 2024, respectively. The Company recorded a net loss of $50,468 for the nine month period ended December 31, 2025, and $145,213 for the nine month period ended December 31, 2024, respectively.

We believe we can satisfy our cash requirements for the next 12 months. We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 12 months will total approximately $25,000. Legal and accounting expenses of $20,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash balance of $9,595, additional financing, net sales, and if needed, an advance from our directors, Lauren Bentley and Jordan Starkman. Currently there is no firm loan commitment between the Company and Lauren Bentley and Jordan Starkman in place. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised. The foregoing represents our best estimate of our cash needs based on our current business condition. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. It is currently expected that the Company will spend an additional $250,000 in variable costs relating to marketing and business development that will be funded from future financings.

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

The Company is currently seeking funding for our continued operations. The Company intends to raise a minimum of $400,000 and a maximum of $1,000,000 in order to expand the introduction and launch of the www.laurenbentleyswim.com e-commerce site to the retail community and fashion world. The Company launched the site in October 2023. To achieve our goals the Company expects to commit the majority of its funding to production of the swimwear lines, and to the advertising of the Company’s web site. There is no assurance that the company will be able to raise the capital required to complete its goal and objectives, and the Company is currently seeking capital to further its business plan. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital. There are no agreements with any parties at this point in time for additional funding; however, we are in preliminary discussions with various funders in the US.

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

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned marketing efforts and development of various swimwear styles, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to: 1) Limit the production of swimwear designs, 2) Seek strategic partnerships that may force us to relinquish control of the Company, or 3) Explore potential mergers or sales of significant assets of our Company.

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

The Company is in the initial stages of executing its plan to qualify for an uplist to Nasdaq and there is no guarantee it will be successful in meeting the listing requirements or qualifying for a listing on the Nasdaq exchange. As of the date of this quarterly filing there has been limited progress on the capital raise, and the Company is uncertain if the events will take place in the future.

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

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
Jordan Starkman Director, Chief Financial Officer, Principal Accounting Officer Dated: February 23, 2026

