Form 10-K
period 2026-03-31
LSEB Creative Corp.
filed 2026-08-04
CIK 1888740

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026.

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

647-328-8267
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 8,276,300 shares of voting common equity held by non-affiliates of the registrant as of March 31, 2026 was $1,655,260 computed by reference to the closing price of the common equity last sold (which was $0.20 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of August 4, 2026, the registrant had 16,813,800 shares issued and outstanding.

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

i

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company” or “LSEB Creative” are to the combined business of LSEB Creative Corp.

In addition, unless the context otherwise requires and for the purposes of this report only

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“SEC” refers to the United States Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended;

ii

iii

PART I

ITEM 1. BUSINESS

General

LSEB Creative Corp., was incorporated in the State of Wyoming on April 3, 2019. On August 3, 2023, the Company incorporated its wholly-owned subsidiary 1000615000 Ontario Corp, an Ontario corporation, and on September 12, 2023 filed articles of amendment to changed its name to LSEB Creative Corp (Ontario). Our business office is located at 30 N. Gould St. #4000, Sheridan, WY 82801. Our telephone number is 647-328-8267. We were founded by Lauren Bentley, who serves as our President and Director, and Jordan Starkman who serves as the Company’s CFO and director.

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

From inception to March 31, 2026 we have incurred an accumulated deficit of $774,530. Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. The Company has recently commenced sales, but has limited operating history. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

The Global Swimwear Market Size was valued at 20.2 billion USD in 2025-2026, and it is expected to reach a value of 34 billion USD by 2032, at a CAGR of 5.8% over the forecast period (2025-2033). Specifically, the women’s segment dominates this market, accounting for over 65% of the share in 2025. It is clear that consumers are not only willing to invest in swimwear goods, but are seeking new brands and product assortment. The swimwear market is being driven by the rising rate of global population and product innovation to meet the need for specialized clothes for water activities and vacations by the pool or beach. It is expected that consumers will acquire various types of swimsuit goods based on their comfort, activities, and fashion appeal as a result of rapid changes in fashion trends and a rise in disposable money. Women from many cultures are becoming more and more interested in designer swimwear that enhances the slimming effect and gives value-added features such as practical cuts and fashionable designs. The growth of the spa and beauty sectors as well as rising female demand for specialty swimwear are in part driving the swimwear and beachwear market. Swimming is thought to be the most well-liked sport and leisure activity. Growing fitness concerns among people of all ages are boosting interest in swimming as the finest physical activity. In turn, this is laying the groundwork for the mass purchasing of swimwear products. The market is also being driven by growing technical and process innovation in developed economies. The market has grown as a result of the development of numerous types of sophisticated fabrics that maintain their colour for a longer amount of time and are resistant to chlorine.

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

Luxury in Swimwear

As of 2025, luxury accounted for 12-14% of the women’s swimwear market. By 2028, the market share is expected to grow to 18-22%, with most-stocked brands being Eres, Solid & Striped, and Melissa Obadash. Luxury e-commerce platforms, such as Farfetch and Matches, have increased their women’s swimwear offerings from anywhere between 288 – 349%. Market forecasters believe that it’s the global luxury e-commerce retailers who will be most successful in expanding the swimwear category (Edited.com).

Travel and Tourism

Travel and tourism is one of the world’s largest industries, reaching a global economic contribution (direct, indirect and induced) of a record $11.7 trillion in 2025. According to recent data obtained by IATA (International Air Transportation Association), approximately 35% of vacationing Americans had intentions of travelling internationally to destinations that require swimwear attire in 2025, which is a 9% increase from 2020. The average consumer is changing their spending habits, and travel is benefiting as a result. In addition to these statistics, there is also a growing social trend of spending on experiences, such as travel, rather than tangible goods. Several factors contribute to this trend:

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

Increase our Brand Awareness

We are continuing to increase brand awareness and customer loyalty through our consistent marketing efforts and planned web and mobile advertising expansion. Our campaign-focused marketing programs are designed to reinforce the premium image of our brand and our connection with consumers. LSEB Creative has built a comprehensive paid advertising initiative targeting both North American and international markets. Utilizing major platforms such as Meta (Facebook and Instagram), Pinterest, and Google, the Company aims to significantly broaden the brand’s audience reach.

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

Design and Styling

Focusing on luxury swimwear items for both men and women, LSEB’s collection embodies its affluent, contemporary target market entirely. The individual men’s and women’s sub-collections are coordinating, as the partnered portion of our target market values looking well put-together as a couple. The physical presence of our collection has the following defining attributes; fine details and finishings, alluring silhouettes, coordinating pieces, and a runway-ready look. The designs are highly influenced by ready-to-wear fashions Our intention is that individually, our designs are versatile enough that they can exceed their intended purpose - swimming and lounging, making appearances in the customer’s daily wardrobe. To ensure the highest quality in fabrics, hardware and embellishments, LSEB will put emphasis on the sourcing process for all items individually. Newest technologies in fabrics and manufacturing will be utilized in design and production stages, and may include technologies such as, quick drying finishes or shapewear fabric. From goods to packaging and labeling, the brand identity has been absolutely thought through and is evident across all areas.

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

Women’s

•	One-piece or two-piece set; $220-450 USD

•	Cover-up; $275-400 USD

Men’s

•	Swim trunk; $220-240 USD

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

Email Marketing

In 2025, email remains the leading communication channel for consumers, placing it as an important focus for the Company. Great emphasis will be put on composing and expanding our Email List, communicating with the regularly to tease sneak-peaks, new product information, and any additional marketing campaigns. By doing so, we will secure an audience among our target market and create excitement and desirability around the brand. To gain said Email List, we will draw on A) industry contacts, B) prompt consumers with an opt-in form available and linked to all web and mobile outlets, and C) an Email Marketing Service such as Drip, which focuses on intelligent marketing automation to convert visitors into subscribers. These tactics, along with others, will successfully capture our audience and ensure tailored, consistent communication as our brand expands.

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

Target Market

Primary

Demographic

•	Females 30-40 years and males 32-42 years; Millennial generation

•	Single or with long-term partner/fiancé, but not yet married

•	Lives in a 1-2 income family

•	Graduated from college or university with a diploma, degree, or MBA

•	Working in Business, Fashion, Marketing, Tech, or a related field

•	Often an Entrepreneur with their own successful small to mid-sized company or established as a senior role in a large company

•	Annual household income of $160,000 – 240,000 USD

•	Mode of transportation is a personal or family vehicle of approximately $60,000 – 90,000 USD in value

Geographic

•	Urban areas internationally

•	Living in an 800+ square-foot condo in the downtown core of a city, or in 3+ bedroom home in the suburbs

Psychographic

•	Self-motivated, business-oriented individuals that place importance on self-presentation, their relationships, and discovering the “finer things” life has to offer

•	Hobbies include learning new technologies, reading, yoga and fitness classes, nutrition, traveling, shopping, and discovering new restaurants

•	Day-to-day style can be described as elevated modern-day business attire, while weekend or casual attire consists of on-trend, streetstyle items that provide comfortability

•	Appreciates high-fashion but is also mindful quality, sustainability, and the overall value of a garment and are willing to pay for these attributes

•	Travels often whether it be for business or pleasure and are willing to spend money on experiences

Secondary

•	Couples 40-50 years of age

•	Married with 1+ children that are now living away from home

•	Experiencing or considering early retirement and are going on more frequent vacations or living in hot climates for a portion of the year as a result

•	Fashionable business moguls, investors, or those in significant corporate positions

•	Find pride in maintaining their physical health and appearance despite aging

•	Fashion is a passion or hobby of theirs, so they enjoy investing in their wardrobe

•	Enjoy golfing, social events, vacationing, and hosting gatherings

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

•	Level 1 - Simple questions that can be answered on the spot – delivery costs and time, etc.

•	Level 2 - More complex (Needs Analysis) questions such as availability, color, dimensions etc

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

Payment Handling

For our website business, LSEB accept all major credit cards in addition to PayPal through our ecommerce web site.

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

Employees

As of March 31, 2026, we currently have one full time employee, Lauren Bentley, who does not have a formal employment agreement. We plan to hire additional employees as needed as the Company grows. In addition, Jordan Starkman is the CFO and he does not have a formal employment agreement. Furthermore, the Company has 2 consultants working for the Company related to financing activities, brand awareness, and design and patterns for the swimwear.

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

We were incorporated in Wyoming in April 3, 2019. With the exception of $101 in cash on March 31, 2026, we have no significant financial resources and limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history and limited brand recognition, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. From inception to March 31, 2026, we have incurred an accumulated deficit of $774,530, and as of the twelve months ending March 31, 2026 we have incurred a net loss of $59,985. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan.

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

Our Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock, par value $0.0001 per share, of which 16,376,300 shares are issued and outstanding as of March 31, 2026. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then-existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	That a broker or dealer approve a person’s account for transactions in penny stocks; and

•	The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quality of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	Obtain financial information and investment experience objectives of the person; and

•	Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	Sets forth the basis on which the broker or dealer made the suitability determination; and

•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

During the year ended March 31, 2026, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

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

As of March 31, 2026, we have issued 16,376,300 shares of common stock since the Company’s inception on April 3, 2019. As of March 31, 2026, we had no outstanding shares of preferred stock, options, warrants, notes payable convertible into capital stock, or other securities that are convertible into shares of common stock.

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

In addition, the Board of Directors approved a Certificate of Designation for Series A Convertible Preferred Stock. This newly designation class of preferred stock consists of one million (1,000,000) shares, par value $.0001 per share. Each holder of Series A Convertible Stock may from time to time, convert any or all of such holder’s shares of Series A Preferred into fully paid and non-assessable shares of common stock of the Company in an amount equal to 100 shares of the Company’s common stock. Series A Preferred votes together with common stock and is entitled to one hundred (100) votes of common stock for each preferred share held. In any liquidation, holders of Series A Preferred shares will not have any priority or preference with respect to any distribution of any assets of the Company. Shares of Series A Preferred have no dividend rights, and except as otherwise required by law, holders of Preferred Stock shall have no preemptive rights. The effective date of the amendment is February 27, 2026.

The designation of the Series A Convertible Preferred Stock is intended to facilitate a potential change of control transaction. As of the date of this report, no shares of Series A Convertible Preferred Stock have been issued, no definitive agreement providing for a change of control has been consummated, and no change of control of the Company has occurred.

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

•	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Holders

As of the March 31, 2026, we had 74 stockholders of our common stock. As of such date, 16,376,300 shares were issued and outstanding.

Transfer Agent

We have engaged Clear Trust, LLC., as transfer agent to serve as agent for shares of our common stock. Our transfer agent’s contact information is as follows:

Clear Trust, LLC.

16540 Pointe Village Dr #210

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended March 31, 2026, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

Sale of Unregistered Securities

As at March 31, 2026, the company has 16,376,300 shares of common stock issued and outstanding.

Any sales and issuances of the securities were made pursuant to the exemptions from registration contained into Section 4(a)(2) of the Securities Act, Regulation D under the Securities Act, or not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. In addition, none of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-K.

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

During the year ended March 31, 2026 we have incurred a net loss of $59,985 and have an accumulated deficit of $774,530 as of March 31, 2026. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

As of our year end March 31, 2026, the Company has completed a number of the essential functions outlined above. Our first collection launched in October 2023 in conjunction with the brand’s ecommerce site. For the Company’s second collection, our technical packages, which includes the technical sketches and all specifications on measurements, construction, trim and fabric Bill of Materials, and all additional information the manufacturing company will need, have been completed by an outsourced Technical Designer. This subsequent women’s collection is comprised of six styles in three colorways. The collection has been developed in alignment with our notable quality standard, made possible with the strategic partnership made with the manufacturer. The design ethos of this collection embraces subtle fashion characteristics, effortlessly transitioning from the elevated basics that defined the brand’s well-received leading collection. This release was launched at the end of March 31, 2025 and marked a significant milestone in the brand’s evolution, further solidifying Lauren Bentley Swimwear’s position in the luxury swimwear market.

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

In September 2024, the Company began research and design stages of expanding its beachwear category, with an emphasis on versatile, high-quality pieces. Lauren Bentley Swimwear intends to introduce cover-ups such as sarongs, a quintessential element of women’s beachwear wardrobes. This versatile item is currently being developed by the brand’s design team with the help of supply and manufacturer partners. Additional cover-ups and new product categories are entering the research and design stages. These steps further solidifying Lauren Bentley Swimwear’s vision to become a comprehensive beachwear lifestyle brand. While these category expansions are an exciting development, the brand is aiming for a release in Winter 2026, though no definitive timeline has been established. As with all Lauren Bentley Swimwear offerings, the brand remains committed to prioritizing quality throughout the meticulous design, development, and sourcing processes.

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

As of the date hereof, to the best of the Company’s knowledge, Beyond Media (including its directors and officers) does not own any securities of the Company and has an arm’s length relationship with the Company. The Company will not issue any securities to Beyond Media as compensation for its services, and there is currently no ongoing relationship with Beyond Media.

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

Since March 31, 2026, and for the next 12 months during our fiscal year 2027, our business will be built across four key growth product categories including: (1) Women’s Swimwear, (2) Men’s Swimwear, (3) Women’s Beachwear, and (4) Accessories. Our growth plan is to achieve $500,000 in net revenues within the first 12 months following fiscal year end March 31, 2026, with majority derived from category (1), Women’s Swimwear. The Company launched the brand in October 2023 with men’s and women’s swimwear, and we have started generating revenue. The Company plans to complete a financing through a private offering for a minimum of $400,000 within the 6-12 months following our March 31, 2026 year-end. We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company.

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

We have estimated that we will incur minimum expenses equal to $25,000 in the year following our March 31, 2026, year-end in order to maintain our business operations. However, if we complete a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $400,000 within the 12 month period following the Company’s March 31, 2026 year-end. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

Working Capital	$74,000
Legal/Accounting	25,000
Inventory	100,000
Advertising and Marketing	150,000
General and administrative	10,000
Salaries and Customer Service	25,000
Telephone	1,000
Travel	15,000
Total Expenses	$400,000

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

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements. The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 12 months following our March 31, 2026 year-end.

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

The Company is in the initial stages of executing its plan to qualify for an uplist to Nasdaq and there is no guarantee it will be successful in meeting the listing requirements or qualifying for a listing on the Nasdaq exchange. As of the date of this annual filing there has been limited progress on the capital raise, and the Company is uncertain if the events will take place in the future.

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

Results of Operations for the years ended March 31, 2026 and 2025

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended March 31, 2026 and March 31, 2025, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has limited revenue from operations and has an accumulated deficit $774,530 as of March 31, 2026 since its inception and requires capital for its contemplated operational and marketing activities to take place. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, our auditor’s opinion has raised substantial doubt about our ability to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and the implementation of its strategic plans provide the opportunity for the Company to continue as a going concern.

Revenue

The Company generated $17,906 in sales during the year ended March 31, 2026, and $20,537 for the year ended March 31, 2025. For the fiscal year 2026, the Company recorded a 13% decrease in revenue from 2025. This decrease in sales is primarily attributed to a lack of marketing capital yet the Company continues to increase promotional and marketing activities such as pop-ups and collaborative events for the Lauren Bentley Swimwear brand at a low cost. The Company realized a gross profit of $13,752 during the year ended March 31, 2026 compared to $11,912 for the year ended March 31, 2025. The increase in gross profit was driven by a greater proportion of direct-to-consumer sales versus wholesale sales, resulting in higher margins.

Operating Expenses

Operating expenses for the years ended March 31, 2026 and March 31, 2025 were $72,116 and $168,163, respectively. The operating expenses during the year ended March 31, 2026 and March 31, 2025 were primarily attributed to ongoing promotional and advertising expenses, general and administrative expenses, and professional fees related to the Company’s yearly audit and quarterly reviews. The lower operating expenses in 2026 were primarily attributed to a reduction in consulting expenses, and professional fees, in addition to lower travel related expenses.

Net loss

We reported a net loss of $59,985 and $160,011 for the years ended March 31, 2026 and March 31, 2025, respectively. The net loss for the year ended March 31, 2026 compared to March 31, 2025 represents approximately a 62.55% drop due to the Company’s increase in gross profit and the Company’s ability to limit consulting fees and lower professional fees. The ongoing loss was primarily due to the professional fees and general and administrative expenses related to ongoing operations.

During the year ended March 31, 2026, the Company recorded $11,324 in consulting fees as compared to $47,478 for the year ended March 31, 2025. The consulting fees during the March 31, 2026 year-end were related to fees to be paid to Lauren Bentley. In addition, professional fees for the year ended March 31, 2026 were $27,020 as compared to the year ended March 31, 2025 $59,574. The decrease in professional fees and consulting fees relates to lower auditing fees of inventory as well as the Company’s desire to limit consulting services. The Company expects professional and legal fees to remain consistent going forward as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other companies or assets, and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

The Company reported $24,463 in General and Administrative Expenses for the year ended March 31, 2026 as compared to $35,301 for the year ended March 31, 2025. The decrease in General and Administrative Expenses is primarily attributed to lower travel expenses related to visiting our manufacturer in Porto, Portugal, however the Company expects to attend various trade shows in the future which could increase the travel expenses going forward.

The Company has also reported $8,673 in Advertising and Promotion Expenses for the year ended March 31, 2026 as compared to $24,942 for the year ended March 31, 2025. The Advertising and Promotion Expenses dropped significantly due to limited capital available for promotion, but the Company expects the Advertising and Promotion Expense to increase going forward as the Company expands its promotion of the Lauren Bentley Swimwear line.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Income Tax

During the period from inception (April 3, 2019) to March 31, 2026, we had no provision for income taxes due to the net operating losses incurred.

Off Balance Sheet Financing

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

	Year Ended March 31, 2026	Year Ended March 31, 2025
Net Cash Provided by (Used in) Operating Activities	$(42,909)	$(152,716)
Net Cash Provided by (Used) in Investing Activities	–	–
Net Cash Provided by (Used in) Financing Activities	42,152	149,126
Net Increase (Decrease) in Cash	$(757)	$(3,590)

Our cash balance was $101 and $858 for the years ended March 31, 2026 and March 31, 2025, respectively.  We recorded a net loss of $59,985 and $160,011 for the years ended March 31, 2026 and March 31, 2025, respectively.

Cash used in operating activities during the year ended March 31, 2026, was $42,909. The Company continues to prioritize cash preservation and minimize expenses wherever possible.

We believe we can satisfy our cash requirements for the next 12 months. We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 12 months will total approximately $25,000. Legal and accounting expenses of $20,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash balance of $101, additional financing, net sales, and if needed, an advance from our directors, Lauren Bentley and Jordan Starkman. Currently there is no firm loan commitment between the Company and Lauren Bentley and Jordan Starkman in place. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised. The foregoing represents our best estimate of our cash needs based on our current business condition. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. It is currently expected that the Company will spend an additional $250,000 in variable costs relating to marketing and business development that will be funded from future financings.

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

The Company is currently seeking funding for our continued operations. The Company intends to raise a minimum of $400,000 and a maximum of $1,000,000 in order to expand the introduction of the www.laurenbentleyswim.com e-commerce site to the retail community and fashion world. The Company launched the site in October 2023. To achieve our goals the Company expects to commit the majority of its funding to marketing and advertising of the Company’s web site. There is no assurance that the company will be able to raise the capital required to complete its goal and objectives, and the Company is currently seeking capital to further its business plan. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital. There are no agreements with any parties at this point in time for additional funding; however, we are in preliminary discussions with various funders in the US.

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

The Company is in the initial stages of executing its plan to qualify for an uplist to Nasdaq and there is no guarantee it will be successful in meeting the listing requirements or qualifying for a listing on the Nasdaq exchange. As of the date of this annual filing there has been limited progress on the capital raise, and the Company is uncertain if the events will take place in the future.

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

ITEM 8.  FINANCIAL STATEMENTS

Audited Consolidated Financial Statements

LSEB Creative Corp.
Consolidated Financial Statements

For the Years ending March 31, 2026 and 2025

ALOBA, AWOMOLO & PARTNERS

(Chartered Accountants)

Floor 4, Providence Court, Ajibade Bus Stop, Beside CocaCola Ibadan, Oyo State, Nigeria

Tel: 08055439586, 08034725835

Email: audits@alobaawomolo.org; alobaawomolopartners@gmail.com; website: www.alobaawomolo.org

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LSEB Creative Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LSEB Creative Corp. (the “Company”) as of March 31, 2026 and 2025, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring operating losses, has a stockholders' deficiency and negative working capital as of March 31, 2026, and continues to rely on financing from related parties to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Ibadan, Nigeria

July 30, 2026

LSEB Creative Corp.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

	March 31,	March 31,
	2026	2025
	(Audited)	(Audited)
	$	$
ASSETS
Current assets
Cash	101	858
Advances to suppliers	–	–
Accounts Receivable	–	8,067
Inventory	178,661	184,461
Prepayments and Other Receivables	–	–
Total current assets	178,762	193,386

Non-current assets
Equipment, net [Note 6]	1,738	2,374
Total assets	180,500	195,760

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	32,242	20,835
Accrued liabilities	–	8,834
Loan from shareholder	10,000	10,000
Shares to be issued	–	–
Advances from a related party [Note 7]	158,748	116,596
Total current liabilities	200,990	156,265

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, Nil preferred shares outstanding at March 31 2026 (March 31, 2025: Nil),	–	–
Common stock, $0.0001 par value, 500,000,000 shares authorized, 16,376,300 common shares outstanding as at March 31, 2026 (March 31, 2025 : 16,376,300) [Note 8]	1,638	1,638
Additional paid-in capital [Note 8]	752,402	752,402
Accumulated deficit	(774,530)	(714,545)
Total stockholders’ deficiency	(20,490)	39,495
Total liabilities and stockholders’ deficiency	180,500	195,760

Going concern (Note 3)

Related party transactions (Note 7)

Contingencies and Commitments (Note 9)

Income Taxes (Note 10)

Subsequent events (Note 11)

See accompanying notes

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	For the	For the
	year ended	year ended
	March 31, 2026	March 31, 2025
	$	$
Sales	17,906	20,537
Cost of Goods Sold	4,154	8,625
Gross Profit	13,752	11,912
EXPENSES
Advertising & promotion	8,673	24,942
Consulting expenses	11,324	47,478
Legal & Professional Fee	27,020	59,574
General & Administrative Expenses	24,463	35,301
Depreciation [Note 6]	636	868
Total operating expenses	72,116	168,163
Net income/ (loss) from operations	(58,364)	(156,251)
Exchange Gain/(Loss)	(1,621)	(3,760)
Net income/(loss) from operations before income taxes	(59,985)	(160,011)
Income taxes	–	–
Net income/(loss) for the year	(59,985)	(160,011)

Loss per share, basic and diluted	(0.0037)	(0.01)

Weighted average number of common shares outstanding	16,376,300	15,693,599

See accompanying notes

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Expressed in US dollars)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficiency
		$	$	$	$
March 31, 2024	15,036,300	1,504	618,536	(554,534)	65,506
Stock based Compensation	420,000	42	41,958	–	42,000
Proceeds from shares issued	920,000	92	91,908	–	92,000
Net loss	–	–	–	(160,011)	(160,011)
March 31, 2025	16,376,300	1,638	752,402	(714,545)	39,495
Stock based Compensation	–	–	–	–	–
Proceeds from shares issued	–	–	–	–	–
Net loss	–	–	–	(59,985)	(59,985)
	16,376,300	1,638	752,402	(774,530)	(20,490)

See accompanying notes

LSEB Creative Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	For the	For the
	year ended	year ended
	March 31, 2026	March 31, 2025
	$	$
OPERATING ACTIVITIES
Net loss for the year	(59,985)	(160,011)
Items not affecting cash
Shares to be issued	–	(2,000)
Depreciation	636	868
Stock based compensation	–	42,000
Changes in Operating assets & liabilities
Change in accounts receivable	8,067	(6,336)
Change in inventory	5,800	(54,469)
Change in prepaid and sundry	–	178
Change in advances to suppliers	–	15,143
Change in accrued liability	(8,834)	(3,043)
Change in accounts payable	11,407	14,954
Net cash provided by (used) in operating activities	(42,909)	(152,716)

INVESTING ACTIVITIES
Acquisition of equipment	–	–
Net cash used in investing activities	–	–

FINANCING ACTIVITIES
Proceeds from Related Parties advances	97,596	1,693
Repayments of Related Parties advances	(55,444)	45,433
Loan from shareholder	–	10,000
Issue of common stock, net of issuance costs	–	92,000
Net cash provided by/(used in) financing activities	42,152	149,126

Net decrease in cash during the year	(757)	(3,590)
Cash, beginning of year	858	4,448
Cash, end of year	101	858

See accompanying notes

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2026 and 2025

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

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2026 and 2025

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

As of March 31, 2026, the Company had a cash balance of $101 (March 31, 2025: $858). Cash includes cash on hand and balances with banks.

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

Advertising & Promotions

Advertising costs are recognized as expense in Statement of operations for the period when incurred. For the year ending March 31, 2026, company recognized $8,673 (March 31, 2025: $24,942)

Use of Estimates

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
For the Years Ending March 31, 2026 and 2025

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

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. The net realizable value is the estimated selling price in the ordinary course of business, less the cost of completion and selling expenses. As of March 31, 2026 the Company has $178,661 in inventory valued at cost. Inventory is finished goods excluding freight costs. The Company periodically reviews its inventories and makes a provision as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of its inventory below its previous estimate, the Company would increase its reserve in the period in which it made such a determination.

In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink reserve accordingly. As of March 31, 2026, the Company has no obsolescence provisions, damage provisions, or shrinkage provisions.

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
For the Years Ending March 31, 2026 and 2025

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

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2026 and 2025

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued.)

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

Segment Reporting

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker function (which is fulfilled by our chief executive officer) in deciding how to allocate resources and in assessing performance. Our chief executive officer allocates resources and assesses performance based upon financial information at the level. Since we operate in one operating segment, all required financial segment information is presented in the financial statements.

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2026 and 2025

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued.)

Equipment

Equipment is stated at cost less accumulated depreciation and depreciated over their estimated useful lives at the following rate and method.

Furniture and fixtures	20% per annum - declining balance method
Computer	30% per annum - declining balance method

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

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2026 and 2025

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued.)

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

On September 1, 2023 the Company executed a further 12 month extension ending August 31, 2024 for USD $800 (CAD $1,000) per month.

On September 1, 2024 the Company executed a further 12 month extension ending August 31, 2025 for USD $800 (CAD $1,000) per month.

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2026 and 2025

6.	EQUIPMENT

	March 31, 2026	March 31, 2025
Cost
Opening	5,692	5,692
Addition	–	–
Disposal	–	–
Closing	5,692	5,692
Accumulated Depreciation
Opening	3,318	2,450
Depreciation	636	868
Closing	3,954	3,318
Net Book Value	1,738	2,374

7.	ADVANCES FROM A RELATED PARTY & RELATED PARTY TRANSACTIONS

These advances are from a shareholder of the Company. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

	March 31,	March 31,
	2026	2025
	$	$
Jordan Starkman	155,343	113,119
Lauren Bentley	3,405	3,477
TOTAL	158,748	116,596

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions for the year ending March 31, 2026 were $12,920 (March 31, 2025: $15,903). The related party transactions is attributed to Lauren Bentley’s consulting fees and rent payable to Jordan Starkman.

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2026 and 2025

8.	STOCKHOLDERS’ DEFICIENCY

Authorized stock

Preferred stock

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001.

Common stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001.

Issued stock

Preferred stock

As at March 31, 2026, the company has not issued any preferred stock.

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

In addition, the Board of Directors approved a Certificate of Designation for Series A Convertible Preferred Stock. This newly designation class of preferred stock consists of one million (1,000,000) shares, par value $.0001 per share. Each holder of Series A Convertible Stock may from time to time, convert any or all of such holder’s shares of Series A Preferred into fully paid and non-assessable shares of common stock of the Company in an amount equal to 100 shares of the Company’s common stock. Series A Preferred votes together with common stock and is entitled to one hundred (100) votes of common stock for each preferred share held. In any liquidation, holders of Series A Preferred shares will not have any priority or preference with respect to any distribution of any assets of the Company. Shares of Series A Preferred have no dividend rights, and except as otherwise required by law, holders of Preferred Stock shall have no preemptive rights. The effective date of the amendment is February 27, 2026.

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2026 and 2025

8.	STOCKHOLDERS’ DEFICIENCY (Continued.)

The designation of the Series A Convertible Preferred Stock is intended to facilitate a potential change of control transaction. As of the date of this report, no shares of Series A Convertible Preferred Stock have been issued, no definitive agreement providing for a change of control has been consummated, and no change of control of the Company has occurred.

Common stock

As at March 31, 2026, the company has 16,376,300 shares of common stock issued and outstanding.

9.	CONTINGENCIES AND COMMITMENTS

The Company has entered into a number of Consulting Agreements and pursuant to the Agreements the Company may be required to pay a 2%-3% finder’s fee associated with any new financings as of March 31, 2026. The Company has not been obligated to pay a finder’s fee related to the capital raised as of March 31, 2026.

The Company has no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

10.	INCOME TAXES

Income taxes

The provision for income taxes differs from the amounts which would be provided by applying a United States Federal corporate income tax rate of approximately 21% for the years ended March 31, 2026 (since inception to March 31, 2025: 21%) as follows:

	For the	From
	year ended	year ended
	March 31, 2026	March 31, 2025
Loss before income tax	(59,985)	(160,011)
Expected Income tax recovery	(12,597)	(33,602)
Change in valuation allowance	12,597	33,602
Net Tax Income	–	–

LSEB Creative Corp.
Notes to Consolidated Financial Statements
For the Years Ending March 31, 2026 and 2025

10.	INCOME TAXES (Continued.)

Deferred tax assets

	March 31,	March 31,
	2026	2025
Non-capital loss carry forwards	162,651	150,054
Change in valuation allowance	(162,651)	(150,054)
Net Deferred Tax Asset	–	–

As of March 31, 2026, the Company determined that a valuation allowance relating to above deferred tax asset of the Company was necessary. This determination was based largely on the negative evidence represented by the losses incurred in the previous years. The Company decided not to recognize any deferred tax asset, as it is unlikely to be realized. Therefore, a valuation allowance of $162,651 for the year ended March 31, 2026 (March 31, 2025: $150,054) was recorded to offset deferred tax assets.

As of March 31, 2026, the Company has approximately $774,530 (March 31, 2025: $714,545) of non-capital losses available to offset future taxable income. Based on the Tax Cuts and Jobs Act, federal net operating losses carryforward from 2019 are subject to an 80% limitation on taxable income, do not expire and could be carried indefinitely.

11.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 4, 2026, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to report except for the following:

On June 30, 2026, the Company issued 437,500 common shares at $0.08 per share for cash payment of $35,000.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2026 was not effective.

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

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

•	inadequate segregation of duties consistent with control objectives;

•	lack of independent Board of Directors and absence of Audit Committee to exercise oversight responsibility related to financial reporting and internal control;

•	lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner; and

•	lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

Management continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

The remediation actions planned include:

•	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company;

•	continue to obtain sufficient resources to achieve adequate segregation of duties; and

•	continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the year ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the lack of equity awards granted to management.

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

NAME	AGE	POSITION
Lauren Bentley	29	CEO and Chairman of the Board of Directors
Jordan Starkman	56	Chief Financial Officer and Director

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended March 31, 2026 and 2025 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Lauren Bentley
President and Director	2025	$7,321	$0	$(1)	$0	$0	$0	$0	$0
	2026	$15,000	$0	$(1)	$0	$0	$0	$0	$0
Jordan Starkman, Director	2025	$0	$0	$(2)	$0	$0	$0	$0	$0
	2026	$0	$0	$(2)	$0	$0	$0	$0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through March 31, 2026.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending March 31, 2026 by our executive officers named in the Summary Compensation Table.

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

Summary Compensation

Ms. Bentley, our CEO and director received consulting fees of $15,000 for her services to the Company during the period ended March 31, 2026 She currently does not have an employment agreement in place. She was issued 5,600,000 founders shares at inception. Mr. Starkman received $0 as consulting fees for the period ended March 31, 2026.   In addition, he received 2,500,000 founder shares at inception.

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

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2026, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 16,376,300 shares of our common stock issued and outstanding as of March 31, 2026. As of March 31, 2026, we did not have any outstanding options, warrants exercisable for, or other securities convertible into shares of our common stock. Unless otherwise indicated, the address of each officer and director listed below is c/o LSEB Creative Corp., 30 N. Gould St. #4000, Sheridan, WY 82801.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)

Common Stock	Lauren Bentley (2)	5,600,000	(2)	34.20%
	30 N. Gould St #4000, Sheridan, WY 82801

Common Stock	Jordan Starkman (3)	2,500,000	(3)	15.30%
	30 N Gould St #4000, Sheridan, WY 82801

Common Stock	Faiyaz Bux (1)	910,000	(1)	5.60%
	22 Oakworth Dr, Bolton, England, BL17BB

Common Stock	George Gallo (1)	1,070,000	(1)	6.53%
	12 Cadetta Rd #1, Brampton, Ontario, L4P0X4

Common Stock	All executive officers and directors as a group	8,100,000		49.50%

(1)	The percent of class is based on 16,376,300 shares of our common stock issued and outstanding as of March 31, 2026.

(2)	Lauren Bentley is the Company’s President and is a director of the Company. Lauren Bentley received 5,600,000 shares of common stock for services rendered.

(3)	Jordan Starkman is the Company’s CFO and is a director of the Company. Jordan Starkman received 2,500,000 shares of common stock for services rendered.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the period from April 3, 2019 (inception) to March 31, 2026 the Company received advances from its officer to pay for operating expenses. The balance due to the officers at March 31, 2026 totaled $158,748 and $116,596 as of March 31, 2025. There are no definitive repayment terms and no interest is accruing on these advances.

The related party transactions for the year ending March 31, 2026 were $12,920 (March 31, 2025: $15,903). The related party transactions is primarily attributed to Lauren Bentley’s consulting fees totaling $10,716 for the year ended March 31, 2026, and rent payable to Jordan Starkman in the amount of $2,204 for the year ended March 31, 2026.

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

	Years Ended March 31,
Category	2026	2025
Audit Fees	$8,000	$8,000
Audit Subsequent Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$8,000	$8,000

Audit Fees

For the Company’s fiscal years ended March 31, 2026, we are expected to be billed approximately $8,000 (2025 $8,000) for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the Company’s fiscal years ended March 31, 2026 and 2025, we were not billed for professional services rendered for tax compliance, tax advice, or tax planning.

All Other Fees

The Company did not incur any other fees for the fiscal years ended March 31, 2026 and 2025.

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
Jordan Starkman Director, Chief Financial Officer, Principal Accounting Officer Dated: August 4, 2026.

