Form 10-Q
period 2026-06-30
LSEB Creative Corp.
filed 2026-08-19
CIK 1888740

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 19, 2026, the registrant had 16,813,800 shares issued and outstanding.

Documents Incorporated by Reference:

None.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

LSEB Creative Corp.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	June 30,	March 31,
	2026	2026
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets
Cash	477	101
Advances to suppliers [Note 6]	–	–
Accounts Receivable	–	–
Inventory	176,624	178,661
Prepayments and Other Receivables [Note 6]	–	–
Total current assets	177,101	178,762

Non-current assets
Equipment, net [Note 7]	1,608	1,738
Total assets	178,709	180,500

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	12,491	32,242
Accrued liabilities	–	–
Loan from Shareholder	10,000	10,000
Advances from a related party [Note 8]	157,209	158,748
Total current liabilities	179,700	200,990

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, Nil preferred shares outstanding at June 30 2026 (March 31, 2026: Nil),	–	–
Common stock, $0.0001 par value, 500,000,000 shares authorized, 16,813,800 common shares outstanding as at June 30, 2026 (March 31, 2026 : 16,376,300 ) [Note 10]	1,681	1,638
Additional paid-in capital [Note 10]	787,358	752,402
Accumulated deficit	(790,030)	(774,530)
Total stockholders’ deficiency	(991)	(20,490)
Total liabilities and stockholders’ deficiency	178,709	180,500

See accompanying notes

Going concern (Note 3)

Related party transactions (Note 9)

Contingencies and Commitments (Note 11)

Subsequent events (Note 12)

LSEB Creative Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US dollars)

	For the	For the
	quarter ended	quarter ended
	June 30, 2026	June 30, 2025
	$	$

Sales	5,025	1,363
Cost of Goods Sold	1,907	238
Gross Profit	3,118	1,125
EXPENSES
Advertising & promotion	3,425	551
Consulting expenses	4,040	–
Legal & Professional Fee	11,729	6,280
General & Administrative Expenses	4,117	5,782
Stock based compensation	–	–
Depreciation [Note 6]	130	178
Total operating expenses	23,441	12,791
Net income/ (loss) from operations	(20,323)	(11,666)
Gain on settlement	5,934	–
Exchange Gain/(Loss)	(1,111)	364
Net income/(loss) from operations before income taxes	(15,500)	(11,302)
Income taxes	–	–
Net income/(loss) for the year	(15,500)	(11,302)

Loss per share, basic and diluted	(0.0009)	(0.0007)

Weighted average number of common shares outstanding	16,417,053	16,024,503

See accompanying notes

LSEB Creative Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Expressed in US dollars)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficiency
		$	$	$	$

March 31, 2026	16,376,300	1,638	752,402	(774,530)	(20,490)
Proceeds from shares issued	437,500	43	34,956	–	34,999
Net loss	–	–	–	(15,500)	(15,500)
June 30, 2026	16,813,800	1,681	787,358	(790,030)	(991)

March 31, 2025	16,376,300	1,638	752,402	(714,545)	39,495
Proceeds from shares issued	–	–	–	–	–
Net loss	–	–	–	(11,302)	(11,302)
June 30, 2025	16,376,300	1,638	752,402	(725,847)	28,193

See accompanying notes

LSEB Creative Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	For the	For the
	quarter ended	quarter ended
	June 30, 2026	June 30, 2025
	$	$
OPERATING ACTIVITIES
Net loss for the period	(15,500)	(11,302)
Items not affecting cash
Depreciation	130	178
Stock based compensation	–	–
Changes in Operating assets & liabilities
Change in accounts receivable	–	8,067
Change in inventory	2,037	455
Change in accrued liability	–	(7,106)
Change in accounts payable	(19,751)	12,582
Net cash provided by (used) in operating activities	(33,084)	2,874

FINANCING ACTIVITIES
Proceeds from Related Parties advances	23,901	7,089
Repayments of Related Parties advances	(25,440)	(10,728)
Issue of common stock, net of issuance costs	34,999	–
Net cash provided by/(used in) financing activities	33,460	(3,639)

Net decrease in cash during the year	376	(765)
Cash, beginning of year	101	858
Cash, end of period	477	93

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

The accompanying consolidated financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown. The preparation of these financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

As of June 30, 2026, the Company had a cash balance of $477 (March 31, 2026: $101). Cash includes cash on hand and balances with banks.

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

Advertising & Promotions

Advertising costs are recognized as expense in Statement of operations for the period when incurred. For the quarter period ending June 30, 2026, company recognized $3,425 (June 30, 2025: $551).

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

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. The net realizable value is the estimated selling price in the ordinary course of business, less the cost of completion and selling expenses. As of June 30, 2026 the Company has $176,624 in inventory valued at cost. Inventory is finished goods excluding freight costs. The Company periodically reviews its inventories and makes a provision as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of its inventory below its previous estimate, the Company would increase its reserve in the period in which it made such a determination.

In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink reserve accordingly. As of June 30, 2026, the Company has no obsolescence provisions, damage provisions, or shrinkage provisions.

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

On September 1, 2023 the Company executed a further 12 month extension ending August 31, 2024 for USD $800 (CAD $1,000) per month.

On September 1, 2024 the Company executed a further 12 month extension ending August 31, 2025 for USD $800 (CAD $1,000) per month.

7.	EQUIPMENT

	June 30, 2026	March 31, 2026
	$	$
Cost
Opening	5,692	5,692
Addition	–	–
Disposal	–	–
Closing	5,692	5,692

Accumulated Depreciation
Opening	3,954	3,318
Depreciation	130	636
Closing	4,084	3,954

Net Book Value	1,608	1,738

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending December 31, 2025 and 2024

8.	ADVANCES FROM A RELATED PARTY

These advances are from a shareholder of the Company. The amount is non-interest bearing, unsecured and due on demand. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

	June 30,	March 31,
	2026	2026
	$	$
Jordan Starkman	159,257	155,343
Lauren Bentley	(2,048)	3,405
TOTAL	157,209	158,748

9.	RELATED PARTY TRANSACTIONS

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions for the quarter ending June 30, 2026, were $0 (June 30, 2025: $2,204).

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

Issued stock

Preferred stock

As at June 30, 2026, the company has not issued any preferred stock.

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

Common stock

As at June 30, 2026, the company has 16,813,800 shares of common stock issued and outstanding.

On June 30, 2026, the Company issued 437,500 common shares at $0.08 per share for cash payment of $35,000.

LSEB Creative Corp.
Notes to Consolidated Financial Statements (Unaudited)
For the Quarters Ending December 31, 2025 and 2024

11.	CONTINGENCIES AND COMMITMENTS

The Company has entered into a number of Consulting Agreements and pursuant to the Agreements the Company may be required to pay a 2%-3% finder’s fee associated with any new financings as of June 30, 2026. The Company has not been obligated to pay a finder’s fee related to the capital raised as of June 30, 2026.

The Company has no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

12.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 19, 2026, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no subsequent events to report.

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

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the year ended March 31, 2026, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on August 4, 2026.

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

From inception to June 30, 2026 we have incurred an accumulated deficit of $790,030. Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. The Company has recently commenced sales, but has limited operating history. The ability of the Company to continue as a going concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations and growth. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

Market Conditions and Trends

Across all markets, our business continues to be negatively influenced by macroeconomic conditions, including trade policies, shifting consumer demand, inflation, foreign currency fluctuations, and geopolitical instability. These factors have had varying effects across our markets and are expected to continue to impact our business throughout 2026 and beyond.

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

As of our quarter-end June 30, 2026, the Company has completed a number of the essential functions outlined above. Our first collection launched in October 2023 in conjunction with the brand’s ecommerce site. For the Company’s second collection, our technical packages, which includes the technical sketches and all specifications on measurements, construction, trim and fabric Bill of Materials, and all additional information the manufacturing company will need, have been completed by an outsourced Technical Designer. This subsequent women’s collection is comprised of six styles in three colorways. The collection has been developed in alignment with our notable quality standard, made possible with the strategic partnership made with the manufacturer. The design ethos of this collection embraces subtle fashion characteristics, effortlessly transitioning from the elevated basics that defined the brand’s well-received leading collection. This release was launched at the end of March 31, 2025 and marked a significant milestone in the brand’s evolution, further solidifying Lauren Bentley Swimwear’s position in the luxury swimwear market.

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

Since June 30, 2026, and for the next 9 months during our fiscal year 2027, our business will be built across four key growth product categories including: (1) Women’s Swimwear, (2) Men’s Swimwear, (3) Women’s Beachwear, and (4) Accessories. Our growth plan is to achieve $500,000 in net revenues within the first 12 months following fiscal year end March 31, 2026, with majority derived from category (1), Women’s Swimwear. The Company launched the brand in October 2023 with men’s and women’s swimwear, and we have started generating revenue. The Company plans to complete a financing through a private offering for a minimum of $400,000 within the 6-12 months following our March 31, 2026 year-end. We have not yet entered into any agreements with any parties with respect to obtaining financing for the Company.

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

We have estimated that we will incur minimum expenses equal to $25,000 in the year following our June 30, 2026, quarter-end in order to maintain our business operations. However, if we complete a financing, we will devote the capital raised to operational expenses as indicated below. The Company will attempt to complete a financing for a minimum of $400,000 within the 9 month period following the Company’s June 30, 2026 quarter-end. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital.

Working Capital	$74,000
Legal/Accounting/Filings	$25,000
Inventory	$100,000
Advertising and Marketing	$100,000
General Administrative	$10,000
Salaries and Customer Service	$75,000
Telephone	$1,000
Travel	$15,000
Total Expenses	$400,000

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition. In the unlikely scenario that we are not successful in financing our target of $400,000 or above through a private offering within the first 9 month period following our June 30 quarter-end~~,~~ we will delay the launch of the Women’s Beachwear, and move forward solely with Men’s and Women’s Swimwear.

The above represents our Managements best estimate of our cash requirements based on our business plans and current market conditions. The above is based on our ability to raise sufficient financing and generate adequate revenues to meet our cash flow requirements. The actual allocation between expenses may vary depending on the actual funds raised and the industry and market conditions over the next 9 months following our June 30, 2026 quarter-end.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended June 30, 2026 and June 30, 2025, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has recently commenced generating revenue and has an accumulated deficit $790,030 as of June 30, 2026 since its inception and requires capital for its contemplated operational and marketing activities to take place. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, our auditor’s opinion has raised substantial doubt about our ability to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and the implementation of its strategic plans provide the opportunity for the Company to continue as a going concern.

For the three months ended June 30, 2026 and June 30, 2025

Revenue

The Company generated $5,025 in sales during the three month period ended June 30, 2026, and $1,363 for the three month period ended June 30, 2025.

For the first three months of fiscal year 2026, the Company recorded a 268% increase in revenue from 2025. This increase in sales is primarily attributed to an increase in promotional and marketing activities such as pop-ups and collaborative events for the Lauren Bentley Swimwear brand.

Operating Expenses

Operating expenses for the quarter ended June 30, 2026 were $23,441, as compared to $12,791 for the quarter ended June 30, 2025. The operating expenses were primarily attributed to ongoing promotional and advertising expenses, general and administrative expenses, and professional fees related to the Company’s yearly audit and quarterly reviews in addition to OTC Markets fees. The increase in operating expenses during the quarter ended June 30, 2026 were primarily attributed to an increase in consulting expenses, and professional fees, in addition to promotional expenses.

Net loss

The Company reported a net loss of $15,500 for the quarter ended June 30, 2026, and $11,302 for the quarter ended June 30, 2025, respectively. The net loss for the three month ended June 30, 2026 compared to June 30, 2025 represents an increase of $4,200 due to the Company’s increase in consulting fees and professional fees during the first quarter ended June 30, 2026. The ongoing loss is primarily due to the professional fees and general and administrative expenses related to ongoing operations.

During the three months ended June 30, 2026, the Company recorded $4,040 in consulting fees as compared to $0 for the three month period ended June 30, 2025. In addition, professional fees for the three month period ended June 30, 2026 were $11,729 as compared to the three month period ended June 30, 2025 $6,280. The increase in professional fees and consulting fees relates to OTC Markets fees and the Company’s intention to raise capital. The Company expects professional and legal fees to remain consistent going forward as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other companies or assets, and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

The Company reported $4,117 in General and Administrative Expenses for the quarter ended June 30, 2026 as compared to $5,782 for the quarter ended June 30, 2025. The decrease in General and Administrative Expenses is primarily attributed to lower travel expenses related to visiting our manufacturer in Porto, Portugal, however the Company expects to attend various trade shows in the future which could increase the travel expenses going forward.

The Company has also reported $3,425 in Advertising and Promotion Expenses for the quarter ended June 30, 2026 as compared to $551 for the quarter June 30, 2025. The Advertising and Promotion Expenses increased significantly due to the promotion of the Lauren Bentley Swimwear line.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Income Tax

During the period from inception (April 3, 2019) to June 30, 2026, we had no provision for income taxes due to the net operating losses incurred.

Off Balance Sheet Financing

We have no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying financial statements, the Company has recently started generating revenue and has an accumulated deficit $790,030 as of June 30, 2026. In addition, the Company has experienced negative cash flows from operations since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Liquidity and Capital Resources

	Period Ended June 30, 2026 $	Period Ended June 30, 2025 $
Net Cash Provided by (Used in) Operating Activities	(33,084)	2,874
Net Cash Used in Investing Activities	–	–
Net Cash Provided by (Used in) Financing Activities	33,460	(3,639)
Net Increase (Decrease) in Cash	376	(765)

Our cash balance was $477 and $101 as of June 30, 2026, and as of March 31, 2026, respectively. We recorded a net loss of $15,500 for the three month period ended June 30, 2026, and $11,302 for the three month period ended June 30, 2025, respectively.

We believe we can satisfy our cash requirements for the next 12 months. We anticipate that our fixed costs made up of legal & accounting and general & administrative expenses for the next 12 months will total approximately $25,000. Legal and accounting expenses of $20,000 represents the minimum funds needed to sustain operations. The $25,000 will be financed through the Company’s cash balance of $477, additional financing, net sales, and if needed, an advance from our directors, Lauren Bentley and Jordan Starkman. Currently there is no firm loan commitment between the Company and Lauren Bentley and Jordan Starkman in place. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, until financing is raised. The foregoing represents our best estimate of our cash needs based on our current business condition. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. It is currently expected that the Company will spend an additional $250,000 in variable costs relating to marketing and business development that will be funded from future financings.

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

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ending June 30, 2026, the Company completed a non-brokered private placement of 437,500 shares of common stock at $0.08 per share for proceeds of $35,000. The Company used the proceeds for paying accounts payable balances and repayment of certain shareholder advances.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
Jordan Starkman Director, Chief Financial Officer, Principal Accounting Officer Dated: August 19, 2026

